Form 10QSB
period 1996-09-30
OILEX INC /NV/
filed 1997-08-05
CIK 1020333

OILEX, INC.

Quarterly Report on Form 10-QSB

Index
          Part I.  Financial Information

          Item I. Financial Statements (unaudited)

            Balance Sheet - March 31, 1997

            Statement of Operations -
               Three Months Ended March 31, 1996 and 1997

            Statement of Changes in Stockholder's Equity
               Three Months Ended March 31, 1997

            Statement of Cash Flows -
               Three Months Ended March 31, 1996 and 1997

            Notes to Financial Statements



BALANCE SHEET

ASSETS

                                                           (Unaudited)
                                                      March 31, 1997



Current Assets:
  Cash                                                         $     26,172
  Accounts receivable - oil and gas                                   9,929
  Prepaid expenses                                                   11,503
  Bond investment receivable                                         66,000

     Total Current Assets                                           113,604

Property and Equipment:
  Oil and gas properties - full cost method
     Subject to amortization                                      8,429,000

     Undeveloped properties                                       1,217,000
     Production equipment                                           300,584

  Furniture and equipment                                            61,081
        Accumulated depreciation, depletion
    and amortization                                               (71,838)


     Net Property and Equipment                                   9,935,827

Investment in marketable securities                               2,200,000

Organization costs, net of amortization                              59,252

       Total Assets                                            $ 12,308,683

BALANCE SHEET
                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           (Unaudited)
                                                     March 31, 1997



Current Liabilities
  Amounts due for oil and gas properties                       $ 1,085,000
  Bonds payable                                                    171,840
  Advances from related parties                                    293,775
  Accounts payable                                                  19,460
  Note payable to related parties                                   35,484

     Total Current Liabilities                                   1,605,559

Deferred income tax liability                                    3,032,000

Commitments and contingencies                                         --

Stockholders' Equity
  Common stock, $.001 par value; 25,000,000
     shares authorized; 26,837,775 shares
     issued and outstanding                                         26,838

Paid-in capital                                                 15,859,036

Accumulated deficit                                             (8,214,750)

     Total Stockholders' Equity                                  7,671,124

     Total Liabilities and Stockholders'  Equity               $12,308,683


STATEMENT OF OPERATIONS

                                                     (Unaudited)
                                             For the Three Months Ended
                                                     March 31,

                                            1997                1996


Revenue:
  Oil and gas sales                    $   26,444           $   1,960
  Other                                     5,500               --

                                           31,944               1,960
Expenses:
  Lease operating                         182,166               3,316
  General and administrative              149,261             637,555
  Depreciation, depletion and
    amortization                            5,289               4,130
  Interest                                  5,742               5,502

                                          342,458             650,503

Loss before income taxes                 (310,514)           (648,543)

Provision for income taxes                   --                  --

Net loss                               $ (310,514)       $   (648,543)

Loss per common share:
  Primary and fully diluted            $  (0.01)         $     (0.05)

Weighted average common shares
  outstanding:
  Primary and fully diluted            25,782,275          14,327,570






STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 1997
(Unaudited)
                             Common Stock        Paid-In       Accumulated
                             Shares              Amount            Capital
Deficit     Total

Balance,
 January 1, 1997             24,726,775           24,727       12,768,434 $
(7,904,236)
4,888,925

Common stock issued
 in exchange for oil and
 gas properties               1,500,000            1,500          748,500
   --       750,000

Common stock issued for
 personal services               25,000               25           12,475
   --        12,500

Conversion of
 subordinated debt              436,000              436          132,627
   --       133,063

Common stock issued
 in exchange for investment
 in marketable securities     3,000,000            3,000        2,197,000
   --     2,200,000

Retirement of Treasury
 Stock                         (350,000)            (350)            --
   --          (350)

Unlocated                    (2,500,000)          (2,500)            --
   --        (2,500)

Net loss                          --                 --              --
(310,514)   (310,514)

Balance,
 March 31, 1997              26,837,775           26,838       15,859,036
(8,214,750)
$7,671,124





STATEMENT OF CASH FLOWS

          (Unaudited)
                                             For the Three Months Ended
                                                      March 31,

                                                  1997            1996

Cash Flows from Operating Activities:
 Net loss                                 $    (310,514) $     (648,543)

 Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
    Depreciation, depletion and amortization      5,289           4,130
    Increase in amounts due for oil and
      gas properties                            160,000              --
    Decrease (increase) in advances from
      related party                             282,165        (518,700)
    Increase in bonds receivable                (66,000)             --
    (Decrease) increase in bonds payable        (61,321)          4,792

    Increase in notes payable to related
         parties                                     --             502
    Increase in accounts payable                 19,210             250

Net cash provided (used) by
    operating activities                         28,829      (1,157,569)

Cash Flows Used in Investing Activities:
 Increase in oil and gas properties, net       (910,000)     (1,126,234)
 Investment in marketable securities         (2,200,000)           --
 Increase in deferred income tax liability           --         757,459
 Other                                           (2,850)          1,646

Net cash used by investing activities        (3,112,850)       (367,129)

Cash Flows from Financing Activities:
 Issuance of common stock for marketable
   securities                                 2,200,000         798,660
 Issuance of common stock for oil and
   gas properties                               750,000         770,935
 Issuance of common stock for services           12,500           --
 Conversion of subordinated bonds               133,063           --

Net Cash Provided by Financing Activities     3,095,563       1,506,545

Net Change in Cash                               11,542         (18,153)

Cash, beginning of period                        14,630          15,272

Cash, end of period                       $      26,172 $        (2,881)

NOTE 1 - GENERAL

The unaudited financial statements included herein for Oilex, Inc. ("Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosure required by generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain 1996 balances have been reclassified to conform to the 1997 presentation. These financial statements include the accounts of the Company.

The Company was incorporated under the laws of the State of Nevada on June 10, 1986 under the name of "Akteck, Inc." The Company later changed its name to "Oilex International Investments, Inc.," and in July, 1996 changed its name to "Oilex, Inc."

The primary business activities of Oilex, Inc. is oil and gas exploration, development and acquisitions. The Company currently owns oil and gas leaseholds and fee property interests in Texas, Mississippi, Colorado, West Virginia and Utah.

NOTE 2 - SUPPLEMENTAL CASH FLOW INFORMATION

There were no cash payments for interest nor income taxes during the three months ended March 31, 1996 and 1997.

NOTE 3 - GOING CONCERN

The Company has incurred net losses since its inception creating an accumulated deficit balance of $8,214,750 as of March 31, 1997.
Additionally, there is a working capital deficit of $1,491,955 at March 31, 1997.

These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to make an equity financing which will infuse additional working capital into the Company so that it can exploit and develop its newly acquired oil and gas properties, thereby generating a positive cash flow.

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business, and therefore do not include any adjustments that result from the outcome of this uncertainty.

NOTE 4 -  COMMITMENTS AND CONTINGENCIES

The Company is currently in dispute with a corporation owned by certain stockholders of the Company. These stockholders were formerly part of the
management team of Oilex.   They contend that Oilex owes the company
approximately $141,000 on a demand note. The Company has recorded a $35,484 note payable to the Company at March 31, 1997. The amount in dispute is related to certain general and administrative expense reimbursements. Although no lawsuit has been filed, the management of Oilex intends to vigorously defend its position in this matter should a lawsuit be instituted. It believes that the amounts recorded in its financial statements at March 31, 1997, for this note payable is correct and accurate. Accordingly, no provision has been made for the disputed difference herein.

NOTE 5 - STOCKHOLDER'S EQUITY

On February 20, 1997, the holders of the 15.0% Convertible Subordinated Bonds elected to convert their bonds into 238,000 shares of Oilex common stock, par value $0.001 per share, at $0.28 per share.

Additionally, on February 20, 1997, the Company issued 198,000 shares of Oilex common stock, par value $0.001 per share, to three individual investors.

In January, 1997, the Board of Directors approved the acquisition from a related party of a 20% interest it owned in Oil Retrieval Systems, Inc. ("ORS") an Arizona corporation. ORS designs, engineers, produces and sells portable swabbing units to the oil and gas industry. ORS is a development stage company. Oilex issued 3,000,000 shares of common stock to the related party in exchange for its ownership of 1,205,420 common shares of ORS.

NOTE 6 - SIGNIFICANT SUBSEQUENT EVENTS

In May, 1997, Funscape Corp. (formerly Imperial Energy Corp.), a Colorado corporation, acquired ORS. Funscape Corp. issued 2.5 million shares of its common stock in exchange for all of the outstanding shares of ORS.

Funscape Corp. has stockholders and management who are also stockholders and have management responsibilities in Oilex and ORS.