Form 10KSB
period 1996-12-31
OILEX INC /NV/
filed 1997-08-05
CIK 1020333

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
___________________

     FORM 10-KSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 1996.

     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 0-28686

     OILEX, INC.


(Exact Name of Small Business Issuer as specified in its charter)


             Nevada                               33-0194489
(State or Other Jurisdiction of               (I.R.S. Employer
 Incorporation or Organization)               Identification No.)


 3050 Post Oak Blvd.,Suite 1760 Houston, Texas        77056
 (Address of Principal Executive Offices)          (Zip Code)


                            713.629.5998
         (Issuer's telephone number, including area code)

            OILEX INTERNATIONAL INVESTMENTS, INC.
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     No  X

The aggregate number of shares outstanding of the Issuer's Common
Stock, its sole class of common equity, was 24,726,775 as of December 31, 1996.

     This report consists of 48 pages.

TABLE OF CONTENTS

                                                          Page
Part I

Item 1.   Description of Business                               3

Item 2.   Description of Property                               4

                Reserves (Guide Item 2)                         4
                Production (Guide Item 3)                       4
                Undeveloped Acreage (Guide Item 5)             13
                Drilling Activities (Guide Item 6)             16
                Present Activities (Guide Item 7)              17
                Delivery Commitments (Guide Item 8)            17

Item 3.   Legal Proceedings                                    17

Item 4.   Submission of Matters to a Vote of
          Security Holders                                     17

Part II

Item 5.   Market for Common Equity and Related
          Stockholder Matters . . . . . . . . . . . . . . .    17

Item 6.   Management's Discussion and Analysis or Plan of
          Operation . . . . . . . . . . . . . . . .. . . . . . 18

                 Description of Productive
                 Properties (Guide Item 4) . . . . . . . . . . 23

Item 7.   Financial Statements . . . . . . . . . . . . . . . . 26

Item 8.   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure . .  . . . . . . 45

Item 9.   Directors, Executive Officers, Promoters and
          Control Persons; Compliance With Section 16(a)
          of the Exchange Act . . . . .. . . . . . . . . . . . 45

Item 10.  Executive Compensation. . .. . . . . . . . . . . . . 46

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management .  . . . . . . . . . . . . . . 46

Item 12.  Certain Relationships and Related Transactions       47

Item 13.  Exhibits and Reports on Form 8-K. . .. . . . . . . . 48




     PART I

Item 1. Description of Business General

Oilex, Inc. (the "Company")was incorporated under the laws of the State of Nevada on June 10, 1986 under the name of "Akteck, Inc."
The Company later changed its name to Oilex International
Investments, Inc. on December 31, 1991 and to Oilex, Inc. on July
3, 1996.

Oilex, Inc is an oil and gas exploration and production company. Present management acquired controlling interest in Oilex in November 1994, including $5.4 million in tax loss carry-forwards along with a minority lease interest (2%) in five wells in Clark and Smith Counties, Mississippi (which are under contract for sale in 1996). Oilex is a non-operating participant in these wells. In 1995 management began acquiring additional assets, and since December 1995 the company has added oil, gas and mineral leases and wells in Texas, Colorado, Utah and West Virginia through acquisitions and lease purchases.

     In December, 1995, the Company acquired the fee mineral interest in and under 83,751 acres situated in Greenbrier and Pocahontas Counties, West Virginia. Also in December, 1995, the Company acquired 35 existing oil and gas wells together with 780 acres of leasehold property on which to conduct future operations. The company has further acquired 11,535 acres of leasehold interest under the White River Dome NE Prospect in Rio Blanco County, Colorado in 1996. Exploration activities are scheduled to begin in the fourth quarter, 1996.

     The Company acquired approximately 5,885 leasehold acres in Carbon, San Juan and Uintah Counties, Utah, in 1996.

     The Company recently has acquired an additional 935 acres with 19 existing oil and gas wells in the Big Foot Field, Frio
County, Texas adjacent to its initial Big Foot Field holdings.

     Management is continuing to add to reserves through acquisitions while it undertakes drilling programs, the first of which is slated to begin in August, 1997, in the Big Foot field in Frio County, Texas.


Products

     The Company intends to conduct exploratory drilling activities with the aim of producing and selling oil, casinghead gas (produced in conjunction with oil) and natural gas from its holdings in Texas, Utah and Colorado.




Expansion Strategy

     The Company intends to continue its acquisition of oil and gas properties and leases primarily in, but not limited to, Texas, Utah and Colorado.

Competition

     The search for viable oil and gas prospects and leases is intensely competitive. It is likely that in seeking future acquisitions, the company will compete with firms which have substantially greater financial and management resources than the company.

Employees

     The Company currently employs four full time people, including the President, Secretary/Treasurer and support staff. The President and Secretary/Treasurer of the Company have not drawn a salary to date and do not intend to do so until the Company is profitable. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

Item 2. Description of Property

     The Company's executive offices occupy approximately 2,200 square feet of office space in Houston, Harris County, Texas, under a multi year lease which provides for rent of approximately $2,150 per month. These facilities are adequate for the Company's purposes. In the event additional space is required, the Company believes it will be readily available.

     The company's main business is in the location, development and production of oil and gas, and therefore the following information is provided pursuant to Guide 2 of the Securities and Exchange Commission's "Industry Guides":

     Guide 2: Item 1:    (deleted)

     Guide 2: Item 2:    RESERVES REPORTED TO OTHER AGENCIES

          None.

     Guide 2: Item 3:    PRODUCTION

          Mississippi Leases

          Operated under Joint Venture Agreement; net income
(after expenses not material to business operations).

          Texas

          Frio County

          1994 - None
          1995 - None
          1996 - Through 12-96; 1720 barrels of oil;  Price per
                 barrel:  $19.90;  average lifting cost:  $12.00
                per                  barrel)

          Pecos County

          1994-1996 - None

          Scurry County

          1994-1996 - None

Potentially productive wells:

Scurry County

A 75% Working Interest and a 56.25% Net Revenue Interest in and to the following Oil, Gas and Mineral Leases included within the bounds of the Revilo Glorieta Unit, Scurry County, Texas.

          Lessor:   Alex Collins, et al
          Lessee:   Stanolind Oil and Gas Company
          Dated:    September 27, 1948
          Recorded: Volume 45, Page 5 of the oil and Gas Records
                    of Scurry County, Texas

          Lessor:   Alex Collins, et al
          Lessee:   C. R. Craig
          Dated:    March 2, 1949
          Recorded: Volume 54, Page 219 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   Alex Collins, et al
          Lessee:   C. R. Craig
          Dated:    March 2, 1949
          Recorded: Volume 54, Page 219 of the Oil and
                    Gas Records of Scurry County, Texas

          Lessor:   Alex Collins, et al
          Lessee:   Sun Oil Company
          Dated:    April 8, 1949
          Recorded: Volume 38, Page 243 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   A. G. Mitchell, et ux
          Lessee:   Sun Oil Company
          Dated:    February 26, 1948
          Recorded: Volume 37, Page 193 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   A. G. Mitchell, et ux
          Lessee:   Sun Oil Company
          Dated:    April 12, 1948
          Recorded: Volume 37, Page 387 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   John W. Nichols, et al
          Lessee:   Intex Oil Company
          Dated:    March 7, 1955
          Recorded: Volume 157, Page 37 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   A. M. Wright
          Lessee:   Intex Oil Company
          Dated:    March 7, 1955
          Recorded: Volume 157, Page 39 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   Ernst M. Loosen, et al
          Lessee:   Intex Oil Company
          Dated:    March 7, 1955
          Recorded: Volume 160, Page 279 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   H. A. Dever, et ux
          Lessee:   Sun Oil Company
          Dated:    February 27, 1948
          Recorded: Volume 37, Page 177 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   C. E. Eastman, et ux
          Lessee:   Sun Oil Company
          Dated:    April 14, 1948
          Recorded: Volume 37, Page 393 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   T. H. Eastman, et ux
          Lessee:   Sun Oil Company
          Dated:    April 22, 1948
          Recorded: Volume 37, Page 445 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   Ruth S. Davis
          Lessee:   Sun Oil Company
          Dated:    February 27, 1948
          Recorded: Volume 37, Page 163 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   Roy G. Woods
          Lessee:   Sun Oil Company
          Dated:    June 26, 1953
          Recorded: Volume 137, Page 319 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   F. M. Walker
          Lessee:   Sun Oil Company
          Dated:    February 10, 1956
          Recorded: Volume 170, Page 414 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   C. E. Eastman, et al
          Lessee:   Ohio Oil Company
          Dated:    April 3, 1946
          Recorded; Volume 29, Page 273 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   C. E. Eastman, et al
          Lessee:   Ohio Oil Company
          Dated:    April 3, 1946
          Recorded: Volume 29, Page 273 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   C. E. Eastman, et al
          Lessee:   Ohio Oil Company
          Dated:    April 3, 1946
          Recorded: Volume 29, Page 273 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   C. E. East, et al
          Lessee:   Ohio Oil Company
          Dated:    April 3, 1946
          Recorded: Volume 29, Page 273 of the oil and Gas
                    Records of Scurry County, Texas

          Lessor:   George W. Bynum, et al
          Lessee:   Magnolia Petroleum Company
          Dated:    September 28, 1948
          Recorded: Volume 42, Page 351 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   Hugh Boren, et al
          Lessee:   Magnolia Petroleum Company
          Dated:    October 4, 1948
          Recorded: Volume 43, Page 91 of the Oil and Gas Records
                    of Scurry County, Texas

          Lessor:   W. R. Bowden, et al
          Lessee:   Magnolia Petroleum Company
          Dated:    October 6, 1948
          Recorded: Volume 43, Page 435 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   George W. Bynum, et al
          Lessee:   Magnolia Petroleum Company
          Dated:    September 28, 1948
          Recorded: Volume 42, Page 351 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   Hugh Boren, et al
          Lessee:   Magnolia Petroleum Company
          Dated:    October 4, 1948
          Recorded: Volume 43, Page 91 of the Oil and Gas Records
                    of Scurry County, Texas

          Lessor:   W. R. Bowden, et al
          Lessee:   Magnolia Petroleum Company
          Dated:    October 6, 1948
          Recorded: Volume 43, Page 435 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   Geraldine Davis
          Lessee:   J. C. Davis, Jr.
          Dated:    July 11, 1955
          Recorded: Volume 164, Page 259 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   Ruth Bell Davis
          Lessee:   J. C. Davis, Jr.
          Dated:    June 27, 1955
          Recorded: Volume 164, Page 261 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   W. A. Vaughn, et ux
          Lessee:   Intex Oil Company
          Dated:    February 23, 1955
          Recorded: Volume 157, Page 31 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   George L. Brumley, et al
          Lessee:   Intex oil Company
          Dated:    February 23, 1955
          Recorded: Volume 157, Page 33 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   George L. Brumley, et al
          Lessee:   Intex Oil Company
          Dated:    February 23, 1955
          Recorded: Volume 157, Page 33 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   Bart Branson, et ux
          Lessee:   Intex Oil Company
          Dated:    June 28, 1955
          Recorded: Volume 162, Page 285 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   Jeanne Bullard, et vir
          Lessee:   Intex Oil Company
          Dated:    May 10, 1955
          Recorded: Volume 163, Page 290 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   R. J. Randals, et ux
          Lessee:   Sun Oil Company
          Dated:    June 28, 1948
          Recorded: Volume 40, Page 289 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   Lone Star Producing Company
          Lessee:   Landa Oil Company
          Dated:    April 16, 1956
          Recorded: Volume 173, Page 84 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   Lone Star Producing Company
          Lessee:   Landa Oil Company
          Dated.    June 12, 1956
          Recorded: Volume 175, Page 54 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   Lone Star Producing Company
          Lessee:   Landa Oil Company
          Dated:    October 1, 1956
          Recorded: Volume 178, Page 145 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   Lone Star Producing Company
          Lessee:   Landa Oil Company
          Dated:    December 28, 1956
          Recorded: Volume 180, Page 435 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   R. J. Randals
          Lessee:   James G. White
          Dated:    July 21, 1945
          Recorded: Volume 28, Page 33 of the Oil and Gas Records
                    of Scurry County, Texas

          Lessor:   R. J. Randals
          Lessee:   Sun Oil Company
          Dated:    June 28, 1948
          Recorded: Volume 40, Page 209 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   R. J. Randals
          Lessee:   Sun Oil Company
          Dated:    July 12, 1948
          Recorded: Volume 41, Page 231 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   Von Roeder, Myers
          Lessee:   A. J. Slagter, Jr.
          Dated:    May 22, 1947
          Recorded: Volume 42, Page 311 of the Oil and Gas
                    Records of Scurry County, Texas

          Lessor:   R. J. Randals
          Lessee:   James G. White
          Dated:    July 21, 1945
          Recorded: Volume 28, Page 33 of the Oil and Gas Records
                    of Scurry County, Texas

          Lessor:   Charles S. Stewart, et al
          Lessee:   James G. White
          Dated:    June 26, 1945
          Recorded: Volume 27, Page 613 of the Oil and Gas
                    Records of Scurry County, Texas

Pecos County, Texas

An 87.5% Gross Working Interest and a 61.25% Net Revenue Interest in and to the following Oil, Gas and Mineral Leases included within the bounds of the Walker (Queen) Field Unit, Pecos County,
Texas.

White & Baker 'A" Lease

(1) Oil and Gas Lease executed by G. R. White and J. T. Baker, as
Lessors, to R. L. Walker, as Lessee, dated November 3, 1939, recorded in Volume 127, Page 101, Lease Records of Pecos County,
Texas

(2) Oil and Gas Lease executed by Indian Territory Illuminating
Oil Company and Foster Petroleum Corporation, as Lessors, to R.L.
Walker, as Lessee, dated November 3, 1939, recorded in Volume
127, Page 58, Lease Records of Pecos County, Texas

(3) Oil and Gas Lease executed by Indian Territory Illuminating
Oil Company and Foster Petroleum Corporation, as Lessors, to R.L.
Walker, as Lessee, dated November 3, 1939, recorded In Volume
127, Page 64, Lease Records of Pecos County, Texas

(4) Oil and Gas Lease executed by Indian Territory Illuminating
Oil Company and Poster Petroleum, as Lessors, to R.L. Walker, as
Losses, dated November 3, 1939, recorded in Volume 127, Page 69,
Lease Records of Pecos County, Texas

White & Baker  B" Lease

(1) Oil and Gas Lease executed by G.R. White and I.T. Baker, as
Lessors, to R.L. Walker, an Lessee, dated November 3, 1939, recorded in Volume 127, Page 101, Lease Records of Pecos County,
Texas

(2) Oil and Gas Lease executed by Indian Territory Illuminating
Oil Company and Poster Petroleum Corporation, as Lessors, to R.L.
Walker, an Lessee, dated November 3, 1939, recorded in Volume
127, Page 64, Lease Records of Pecos County, Texas

White & Baker  C  Lease

(1) Oil and Gas Lease executed by G.R. White and J.T. Baker, an
Lessors, to R.L. Walker, an Lessee, dated November 3, 1939, recorded in Volume 127, Page 101, Lease Records of Pecos County,
Texas

(2) Oil and Gas Lease executed by Cities Service Oil Company, as
Lessor, to N.V. Hardin, E.L. Martin, and Derwood Langston, as
Lessees, dated November 1, 1969, recorded in Volume 386, Page 33,
Lease Records of Pecos County, Texas

White & Baker "D  Lease

(1) Oil and Gas Lease dated November 3, 1939, recorded in Volume
127, Page 101, Lease Records of Pecos County, Texas, from G.R.
White, et al, as Lessors, to R.L. Walker, an Lessee; and

(2) Oil and Gas Lease dated November 3, 1939, recorded in Volume
127, Page 64, Lease Records of Pecos County, Texas, from Indian
Territory Illuminating Oil Company, et al, as Lessors, to R.L.
Walker, as Lessee;

White & Baker  E  Lease

(1) Oil and Gas Lease dated November 3, 1939, recorded in Volume
127, Page 101, Lease Records of Pecos County, Texas, from G.R.
White, at al, as Lessors, to R.L. Walker, as Lessee; and

(2) Oil and Gad Leads dated November 3, 1939, recorded in Volume
127, Page 64, Lease Records of Pecos County, Texas, from Indian
Territory illuminating Oil Company, et al, an Lessors, to R.L.
Walker, as Lessee;

White & Baker  G  Lease

(1) Oil and Gas Lease executed by G.R. White, et al, as Lessors, to R.L. Walker, as Lessee, dated November 3, 1939, recorded in
Volume 127, Page 101, Lease Records of Pecos County, Texas

(2) Oil and Gas Lease executed by Cities Service Oil company, et al, am Lessors, to R. Kirk Johnson, as Lessee, dated February 20,
1956, recorded in Volume 229, Page 206, Lease Records of Pecos
County, Texas

White & Baker  H  Lease

(1) Oil and Gas Lease executed by G.R. White, et al, an Lessors, to Cardinal Oil Company, an Lessee, dated September 9, 1936, recorded in Volume 110, Page 129, Lease Records of Pecos County,
Texas

(2) Oil and Gas Lease executed by Cities Service Oil company, et al, an Lessors, to F. Kirk Johnson, as Lessee, dated February 20,
1956, recorded in Volume 229, Page 206, Lease Records of Pecos
County, Texas

White & Baker  J  Lease

(1) Oil and Gas Lease executed by G.R. White, et al, as Lessors, to R.L. Walker, as Lessee, dated November 3, 1939, recorded in
Volume 127, Page 101, Lease Records of Pecos County, Texas

White & Baker  K  Lease

(1) Oil and Gas Lease executed by O.R. White, et al, as Lessor, to R.L. Walker, an Lease&, dated November 3, 1939, recorded in
Volume 127, Page 101, Lease Records of Pecos County, Texas

White & Baker  L  Lease

(1) Oil and Gas Loans executed by G.R. White, at al, as Lessors, to R.L. Walker, as Lessee, dated November 3, 1939, recorded in
Volume 127, Page 101, Loan* Records of Pecos County, Texas

White & Baker  M  Lease

(2) Oil and Gas Lease executed by G.R. White, at al, as Lessor, to R.L. Walker, as Lessee, dated November 3, 1939, recorded in
Volume 127, Page 101, Lease Records of Pecos County, Texas

White & Baker  N  Lease

(1) Oil and Gas Lease executed by G.R. White, et al, as Lessors, to R.L. Walker, as Lessee, dated November 3, 1939, recorded in
Volume 127, Page 101, Lease Records of Pecos County, Texas

(2) Oil and Gas Lease executed by Indian Territory illuminating
Oil Company and Poster Petroleum Corporation, as Lessors, to R.L.
Walker, as Lessee, dated November 3, 1939, recorded in Volume
127, Page 64, Lease Records of Pecos County, Texas

White & Baker  O  Lease

(1) Oil and Gas Lease executed by G.R. White, at al, as Lessors, to R.L. Walker, as Lessee, dated November 3, 1939, recorded in
Volume 127, Page 101, Lease Records of Pecos County, Texas

White & Baker  P  Lease

(1) Oil and Gas Lease executed by G.R. White, et al, as Lessors, to R.L. Walker, as Lessee, dated November 3, 1939, recorded in
Volume 127, Page 101, Lease Records of Pecos County, Texas

(2)  Oil and Gas Lease executed by Indian Territory Illuminating
Oil Company and Foster Petroleum Corporation, as Lessors, to R.L.
Walker, as Lessee, dated November 3, 1939, recorded in Volume
127, Page 64, Lease Records of Pecos County, Texas;

White and Baker Lease

The Southeast 40 acres and the Northwest 40 acres of the South 160 acres of Section 84, Block 194, GC&SF Ry. Co. Survey, Pecos County, Texas, said leasehold interest being the same as recorded in the office of the County Clerk of Pecos County, Texas, at Volume 580, Page 175, of the lease records of said County and whereas the said lease and all rights thereunder or incident thereto are now owned by Sam Chadic, dba Black Badger Exploration, to a depth of 3,000 feet from the surface thereof

University "B" Lease

State Lease Number 26751 and being Section 24, Block 16,
University Land Survey, Pecos County, Texas.

University "G" Lease

State Lease Number 96991 and being the NE/4 of Section 25, Block
16, University Land Survey, Pecos County, Texas.



Guide 2: Item 5:    UNDEVELOPED ACREAGE

Colorado Leases

Rio Blanco County

          A One Hundred Percent (100%) Gross Working Interest and an Eighty Percent (80%) Net Revenue Interest in and to the following Oil, Gas And Mineral Leases:

          1.  United States Department of the Interior Lease
Number C-49415, effective January 1, 1989, covering T2N-R96W, 6th
P.M., Sec. 33: S/2SE/4, Sec 34: S/2NE/4, SW/4, Surface to the
Base of the Mesa Verde;

          2.  United States Department of the Interior Lease
Number C-42236, effective February 1, 1986, covering T2N-R96W,
6th P.M., Sec. 17: NE /4, Sec 22: N/2NW/4, SE/4NW/4, N/2 SE/4,
Surface to the Base of the Mesa Verde;

          3.  United States Department of the Interior Lease
Number C-50981, effective February 1, 1990, covering T2N-R95W,
6th P.M., Sec. 7: Lots 1 through 4,5,7, W/2E/2, E/2W/2, Surface to the Base of the Mesa Verde;

          4.  United States Department of the Interior Lease
Number C-50983, effective February 1, 1990, covering T2N-R95W,
6th P.M., Sec. 18: Lots 1 through 4, E/2W/2, Surface to the Base of the Mesa Verde;

          5.  United States Department of the Interior Lease
Number C-50984, effective February 1, 1990, covering T2N-R95W,
6th P.M., Sec. 19: Lots 1 and 2, E/2NW/4, Surface to the Base of the Mesa Verde;

          6.  United States Department of the Interior Lease
Number C-50987, effective February 1, 1990, covering T2N-R95W,
6th P.M., Sec. 30: Lots 1 through 4, E/2NW/4, NE/4SW/4, Surface to the Base of the Mesa Verde;

          7. United States Department of the Interior Lease Number C-38050, effective March 1, 1984, covering T2N-R96W, 6th P.M., Sec. 1: Lots 15 and 26, E/2SE/4, Sec. 3: Lots 5
through 8,15, SE/4NE/4, SW/4NW/4, SE/4Sw/4, Se/4, Sec: 4: Lots 5 through 8, S/2N/2, S/2, Sec. 5: Lots 5 through 8, S/2N/2, S/2, Sec. 6: Lots 8 through 12, S/2NE/4, SE/4NW/4, SE/4, Sec. 9: NE/4, W/2, W/2SE/4, SE/4SE/4, Sec. 10: E/2, E/2W/2, SW/4SW/4, Sec. 12:
Lots 1,4,10 NE/4NE/4, S/2NE/4, S/2, Sec. 13: N/2, SE/4, Sec. 14:
NE/4, Sec. 15: S/2, Sec. 16: SW/4NE/4, Surface to the Base of the
Mesa Verde;

          8.  United States Department of the Interior Lease
Number C-46794, effective March 1, 1988, covering T2N-R96W, 6th
P.M., Sec. 22: N/2NE/4, Surface to the Base of the Mesa Verde;

          9.  United States Department of the Interior Lease
Number C-56261, effective March 1, 1988, covering T2N-R96W, 6th
P.M., Sec. 34: SE, Surface to the Base of the Mesa Verde;

       10. United States Department of the Interior Lease Number C-37308, effective July 1, 1987, covering T2N-R96W, 6th P.M., Sec. 1: Lots 5 through 8,11,14,20,21,23, SE/4NE/4, SW/4NW/4,
NW/4SW/4, Sec. 2: Lots 5 through 8, S/2N/2, S/2, Sec. 22: All, Sec. 25: SE/4, Surface to the Base of the Mesa Verde;

          11. United States Department of the Interior Lease Number C-50227, effective August 1, 1989, covering T2N-R96W, 6th P.M., Sec. 23: E/2, NW/4, E/2SW/4, SW/4SW/4, Sec. 24: W/2, Sec.
26: NE/4, N/2SE/4, SW/4SE/4, Surface to the Base of the Mesa
Verde;

          12.  United States Department of the Interior Lease
Number C-48855, effective November 1, 1988, covering T2N-R96W,
6th P.M., Sec. 14: W/2, Sec. 16: N/2N/2, SE/4NE/4, Sec. 22:
S/2NE/4, Surface to the Base of the Mesa Verde;

          13.  United States Department of the Interior Lease
Number C-56910, effective October 1, 1994, covering T2N-R96W, 6th
P.M., Sec. 24: E/2, Sec. 25: N/2, SW/4, Sec. 26: SE/4SE/4,
Surface to the Base of the Mesa Verde;

     Texas Leases

     Jackson County

     A One Hundred Percent (100%) Gross Working Interest and an
Eighty Percent (72%) Net Revenue Interest in and to an undivided
Fifty Percent (50%) of the acreage covered by the following Oil, Gas And Mineral Lease:

          1. Oil, Gas and Mineral Lease dated August 11, 1995, executed by Allen N. Burditt, Brenda L. Burditt Miller, B. R. Burditt Taylor and Allen L. Burditt, II, as Lessors, in favor of Phoenix Reserves, Inc., As Lessee, covering Lessor's undivided one-half interest in and to 534.55 acres, being out of the John Brown League, Abstract No. 10, Jackson County, Texas, the said
574.55 acres being more particularly described in a Deed from Mrs. Mary Dulaney, et al to Allen L. Burditt, dated January 14, 1944, recorded in Volume 150, Page 269, Deed Records of Jackson County, Texas.

     Utah Leases

     Carbon County

     A One Hundred Percent (100%) Gross Working Interest and an
Eighty Five Percent (85%) Net Revenue Interest in and to the following Oil, Gas And Mineral Leases:

     1. Utah State Mineral Lease dated December 26, 1983, in favor of Anchor Resources, Inc., Mineral Lease Number ML-46477, covering 1939.42 acres of land described as Township 13 South, Range 7 East, SLB&M, Sec. 1: Lots 3,4,5,6,S/2N/2, S/2 (All), Sec. 2: Lots 1,2,3,4,5,6,7, S/2NE/4, SE/4NW/4, E/2SW/4, SW/4 (All),
Sec. 3: Lots 1,2,5, SW/4NE/4, Sec. 22: NE/4SE/4, Sec. 23:
SW/4NE/4, Sec. 24: S/2E/4, Sec. 26: E/2NW/4, NW/4SW/4, SE/4SW/4,
Sec. 34: SE/4NE/4, Sec. 35: NW/4NW/4

          San Juan County

     A One Hundred Percent (100%) Gross Working Interest and an
Eighty Six and One Half Percent (86.5%) Net Revenue Interest in and to the following Oil, Gas And Mineral Leases:

          1. United States Department of the Interior Lease Number UTU 69084 effective January 1, 1992 covering TOWNSHIP 27 SOUTH, RANGE 22 EAST, SLM being 776.00 acres, more or less, in San Juan County, Utah being described as Sec. 3, lot 1, SENE (excluding Wilderness Study Area); Sec. 9, SWNE, N/2NW, SENW, N/2SE, SWSE (excluding Wilderness Study Area); Sec. 10, SWSW (excluding Wilderness Study Area); Sec. 11, NE (excluding Wilderness Study Area); Sec. 12, W/2SW, SESW (excluding Wilderness Study Area); Sec. 13, , W/2NE, SENE, NENW, SE (excluding Wilderness Study Area); Sec. 14, W/2NW, (excluding Wilderness Study Area); Sec. 15, SWNE, N/2NW (excluding Wilderness Study Area), SENW; Sec. 24, lot 1, SENE, SENW (excluding Wilderness Study Area).

          2. United States Department of the Interior Lease Number UTU 69085 effective January 1, 1992 covering TOWNSHIP 35 SOUTH, RANGE 22 EAST, SLM being 789.59 acres, more or less, in San Juan County, Utah being described as Sec. 19, lots 1,2, NE, E/2NW, Sec. 20: NENE, W/2E/2, SESE, Sec. 21: NW, E/2SW

          Uintah County

A One Hundred Percent (100%) Gross Working Interest and an Eighty
Six and One Half Percent (86.5%) Net Revenue Interest in and to the following Oil, Gas And Mineral Leases:

     1. United States Department of the Interior Lease Number UTU 68645 effective October 1, 1991 covering TOWNSHIP 6 SOUTH, RANGE 22 EAST, SLM being 720 acres, more or less, situated in Uintah County, Utah, described as Sec. 21: all, Sec. 22: W/2SW/4.

     2. United States Department of the Interior Lease Number UTU 68707 effective October 1, 1991 covering TOWNSHIP 4 SOUTH, RANGE 22 EAST, SLM being 640 acres, more or less, situated in Uintah County, Utah, described as Sec. 21: SESW, W/2SE, SESE, Sec. 22: N/2NE, NENW, Sec. 28: W/2NE, NW, N/2SW, NWSE.

     3. United States Department of the Interior Lease Number UTU 69083 effective January 1, 1992, covering TOWNSHIP 4 SOUTH, RANGE 22 EAST, SLM being 159.57 acres, more or less, situated in Uintah County, Utah, described as Sec. 26: Lots 4 and 5, N/2SW.

     4. United States Department of the Interior Lease Number UTU 68703 effective October 1, 1991 covering TOWNSHIP 4 SOUTH, RANGE 21 EAST, SLM being 235.5 acres, more or less, situated in Uintah County, Utah, described as Sec. 18: lots 2 through 4, E/2NW, NESW.

     5. United States Department of the Interior Lease Number UTU 68647 effective October 1, 1991 covering TOWNSHIP 8 SOUTH, RANGE 22 EAST, SLM being 585.25 acres, more or less, situated in Uintah County, Utah, described as Sec. 5: lots 1 through 3, 6 through 8, ten through 14, S/2NE, SENW, NESW, N/2SE.

     6.   United States Department of the Interior Lease Number
UTU 45465 effective October 1, 1991 covering TOWNSHIP 3 SOUTH,
RANGE 1 WEST, USB&M being 40 acres, more of less, situated in Uintah County, Utah, described as Sec. 26: SW/4NE/4.

Drilling Activity (Guide 2/Item 6):

          None.

Present Activities (Guide 2/Item 7):

          Smith County, Mississippi

          Non-operator working interest in four producing units

          Frio County, Texas

          As of the date of July 1, 1997, the company was preparing to commence operations in its Big Foot Field holdings in Frio County, Texas. The Company plans to initially re-enter 55 existing wells and place them back into production. Once the initial phase of operations is completed, the Company plans to initiate a drilling program to fully develop the 3,100 foot Olmos "B" sand underlying its Frio County, acreage.

          Rio Blanco County, Colorado

          The Company is planning a re-entry on a wellbore situated on its Rio Blanco acreage prior to October 31, 1998.

Delivery Commitments (Guide 2/Item 8):

          None.

Item 3.  Legal Proceedings.

          None.

Item 4.  Submission of Matters to a Vote of Security
         Holders

          None.

PART II.

Item 5.  Market for Common Equity and Related
         Stockholder Matters

     The Company's common stock is listed on the OTC Bulletin
Board of the NASD under the symbol "OLEX". No assurance can be given that the present market for the Company's common stock will continue.

     The high and low bid quotations per share published by the National Quotation Bureau Inc. for the quarterly periods indicated are set forth below:

Fiscal Year                             High           Low
1994

First Quarter                            .25           .125
Second Quarter                           .125          .03125
Third Quarter                            .03125        .03125
Fourth Quarter                          2.875          .03125

1995

First Quarter                           1.75           .375
Second Quarter                           .5625         .125
Third Quarter                            .8125         .09375
Fourth Quarter                           .75           .20

1996

First Quarter                           1.06          0.44
Second Quarter                          0.44          1.34
Third Quarter                           0.91          0.47
Fourth Quarter                          0.75          0.28

     The over-the-counter market quotations set forth in the foregoing table reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

     As of December 31, 1996, the Company had 121 holders of record of its shares of Common Stock, although many more holders may exist under "street names."

     The Company has not paid any cash dividends and does not anticipate that it will pay any cash dividends on its Common Stock in the foreseeable future. Payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, upon the Company's earnings, financial condition and capital requirements.


Item 6:  Management's Discussion and Analysis or
         Plan of Operation

     The Company's general business plan is to acquire additional petroleum leases on older, low-production, low-profit fields, and improve the operation of the fields by altering the extraction methods, primarily by utilizing a much more efficient swabbing and recovery process. By reduction of the costs of operation, existing flow rates will be more profitable for the Company than for the previous owners, who were not able to improve their cost structure, because they did not have access to newer technologies, such as swabbing extraction via motorized collection equipment, at an economy of scale that allows for application of the technology across hundreds of wells rather than on a well-by-well basis.

     The Company is a licensed operator in all of the states in which it owns leases, and will become licensed in any states in which it acquires leases in the future.

     The Company complies with all requirements for operating fields in the various states and local jurisdictions, and in all cases has indemnity bonds, plugging and abandonment bonds and similar assurances from state or private insurance facilities. For example, the Texas leases are governed by the Texas Railroad Commission, which regulates environmental aspects of extraction throughout the State of Texas. On a yearly basis, the Company pays a portion of its proceeds derived from Texas-based wells to the Railroad Commission for participation in a State-mandated and managed environmental program. The Company is not aware of any non-compliance as to existing properties with any environmental regulations governing any of its leased properties.

     During the fourth quarter of 1994, the current management of Oilex took control of the Company, modifying and altering the Company's approach to business. Generally, the then-existing lines of business of the Company were sold, and the new management embarked on a plan of oil and gas lease acquisitions, exchanging equity in the company for the lease rights acquired. Several executive positions were eliminated and overhead was cut substantially, from $241,498 to $42,817. During 1995, the Company's revenues were derived from its interests in the Mississippi leases, in which the Company has a very minor interest. In 1995, the Company acquired significant additional lease properties, but none in a production mode. These properties were acquired with the intent of reactivating them, utilizing the Company's ability to improve operating profits by lowering costs of operations.

     During 1996, the Company, in addition to receiving small amounts of income from the Mississippi leases, has also been selling off surplus, used oilfield equipment, in anticipation of operating with the portable swabbing units. As of December 31, 1996, 2 swabbing units have been acquired and placed in operation on the company's leases. Revenues from these low-production, low-overhead, low yield fields were just starting to occur in the fourth quarter of 1996.

     The increased oil production from the fields that have been treated has improved. The effects of those wells being serviced by the swabbing units can be seen in the fourth quarter increase in produced oil revenues from $3,585 (3rd quarter) to $25,921 (fourth quarter).

     As of July 1, 1997, the company was preparing to commence drilling operations in its Big Foot Field holdings in Frio County, Texas. The Company plans to initially re-enter 55 existing wells and place them back into production. Once the initial phase of operations is completed, the Company plans to initiate a drilling program to fully develop the 3,100 foot Olmos "B" sand underlying its Frio County, acreage.

     Shown below is certain selected consolidated financial data of the Company for the years ended December 31, 1995 and 1996. This data should be read in conjunction with the Company's financial statements and notes included elsewhere herein. The Company's auditors, Simonton, Kutac & Barnidge, have issued a "going concern" qualification of their opinion, which notes that the significant operating losses and working capital deficit raise substantial doubt about the company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that particular uncertainty.

                        STATEMENT OF OPERATIONS
                         (December 31, 1996)

                                             For the Years Ended
                                                  December 31,
                                                1996       1995
Revenue:

 Oil and gas sales                        $    34,236 $   41,349
 Other income                                  22,289         --

                                               56,525     41,349
Expenses:

 Lease operating                              181,906      4,349
 General and administrative                 1,143,276     42,817
 Depreciation, depletion and amortization      72,135     80,375
 Interest                                      22,382     26,198
                                            1,419,699    153,739

Loss before income taxes                   (1,363,174)  (112,390)

Provision for income taxes                        --         --

Net loss                                   (1,363,174)  (112,390)

Weighted average common shares outstanding:
  Primary and fully diluted                19,004,250 13,898,750

Loss per common share:
  Primary and fully diluted               $  (0.07)  $   (0.01)



                          BALANCE SHEET
                       (December 31, 1996)
               LIABILITIES AND STOCKHOLDERS' EQUITY

                                               December 31,
                                             1996         1995

Current Liabilities
  Amounts due for oil and gas
     properties                            $925,000    $     --
  Bonds payable                             233,161     244,577
  Advances from related parties              11,610          --
  Accounts payable                              250          --

  Note payable to related parties            35,484      33,475

Total Current Liabilities                 1,205,505     278,052

Deferred income tax liability             3,032,000          --

Commitments and contingencies                    --          --

Stockholders' Equity
  Preferred stock, Series A, $.001 par
  value 10% cumulative convertible;
  2,500,000 shares authorized, issued
  and outstanding<fn1>                           --       2,500

Common stock, $.001 par value; 50,000,000
  and 25,000,000 shares authorized at
  December 31, 1996 and 1995,
  respectively, 24,726,775, and
  14,327,570 shares issued and out-
  standing at December 31, 1996 and 1995,
  respectively                               24,727      14,328

Paid-in capital                          12,768,434  11,229,414

Accumulated deficit                      (7,904,236)( 6,541,062)

Total Stockholders' Equity                4,888,925   4,705,180

Total Liabilities and
  Stockholders' Equity                   $9,126,430  $4,983,232

<FN1>   Effective June 1, 1996, the Company and World Interactive
Networks, Inc. entered into an agreement to terminate the Stock Exchange Agreement dated January 5, 1995 and to return the 149,970 shares of Series 'C' Preferred stock issued pursuant thereto. WIN will return the 2,500,000 shares of Series 'A' Preferred stock issued by Oilex. Both parties will release and hold harmless the other from all future claims and causes of action. See Note 4 - Stockholders Equity of the 1996 Audited Financial Statement.
      Description of Oil and Gas Property
           (Guide 2, Item 4)

The only productive properties owned or leased by the Company as of December 31, 1996 were a series of very minor working interests in Mississippi, generally described as:

1) "Burns Baptist Church": A 2.6166% Working Interest insofar and only insofar as to the portion of the leases listed below which fall within the boundary of the unit for the Norcen Explorer, Inc. Burns Baptist Church et al No. 1 as evidenced by Declaration of Pooled Oil Unit dated September 7, 1990 and recorded in Book No. 325, Page 676 of the records of Smith County, Mississippi and further limited to the depths between the surface and 9,986 feet subsurface.

2) "Henderson": A 2.6166% Working Interest insofar and only insofar as to the portion of the leases listed below which fall within the boundary of the unit for the Norcen Explorer, Inc. John C. Henderson et al No. I as evidenced by Declaration of Pooled Oil Unit dated July 22, 1991 and recorded in Book No. 338, Page 126 of the records of Smith County, Mississippi and further limited to the depths between the surface and 10,644 feet subsurface.

3) "Kearney": A 3.4016% Working Interest insofar and only insofar as to the portion of the leases listed below which fall within the boundary of the Unit for the Norcen Explorer, Inc. Allan P. Kearney et al No. 1 as evidenced by Declaration of Pooled Oil Unit dated April 27, 1992 and recorded in the records of Smith County, Mississippi and further limited to the depths between the surface and 10,644 feet subsurface).

4) "Gladstone-Winstead": A 2.6166% Working Interest (insofar and only insofar as to the portion of the leases listed below which fall within the boundary of the unit for the Norcen Explorer, Inc.-Gladstone-Winstead et al No. 1 as evidenced by Declaration of Pooled Oil Unit dated of the records of Smith County, June 2, 1992 and recorded in the records of Smith County, Mississippi and further limited to the depths between the surface and 10,644 feet subsurface).

and a much larger working interest position in a series of leases in Frio County, Texas, identified as:

     A One Hundred Percent (100%) Gross Working Interest and a Seventy Percent (70%) Net Revenue Interest in and to the oil rights down to 3,330 feet and all rights below 3,300 feet in and under the acreage covered by the following Oil, Gas and Mineral Leases 1 through 5 and all rights in and under the acreage covered by the following Oil, Gas and Mineral Leases 6 through 10:

1. Oil, Gas and Mineral Lease dated December 1, 1995, executed by Carol Thompson Crouch, as Lessor, in favor of Oilex
International Investments, Inc., as Lessee, covering 150 acres of land, a Memorandum of which is recorded in Volume 886, Page 245, Deed Records of Frio County, Texas.

2. Oil, Gas and Mineral Lease dated December 1, 1995, executed by Carol Thompson Crouch, as Lessor, in favor of Oilex
International Investments, Inc., as Lessee, covering 310.68 acres of land, a Memorandum of which is recorded in Volume 886, Page
249, Deed Records of Frio County, Texas.

3. Oil, Gas and Mineral Lease dated December 1, 1995, executed by Carol Thompson Crouch, as Lessor, in favor of Oilex
International Investments, Inc., as Lessee, covering 80 acres of land, a Memorandum of which is recorded in Volume 886, Page 247, Deed Record of Frio County, Texas.

4. Oil, Gas and Mineral Lease dated December 1, 1995, executed by Carol Thompson Crouch, as Lessor, in favor of Oilex
International Investments, Inc., as Lessee, covering 160 acres of land, a Memorandum of which is recorded in Volume 886, Page 243, Deed Records of Frio County, Texas.

5. Oil, Gas and Mineral Lease dated December 1, 1995, executed by Carol Thompson Crouch, as Lessor, in favor of Oilex
International Investments, Inc., as Lessee, covering 77.65 acres of land, a Memorandum of which is recorded in Volume 886, Page
241, Deed Records of Frio County, Texas.

6. Oil, Gas and Mineral Lease dated February 14, 1996, executed by Jim Biediger, as Lessor, in favor of Oilex International Investments, Inc., as Lessee, covering 965.3 acres of land, a Memorandum of which is recorded in Volume 886, Page 268, Deed Records of Frio County, Texas.

7.   Oil, Gas and Mineral Lease dated June 8, 1996, executed by
Fay Brown, as Lessors, in favor of Oilex International
Investments, Inc., as Lessee, covering 965.3 acres of land, a Memorandum of which is recorded in Volume 886, Page 285, Deed
Records of Frio County, Texas.

8. Oil, Gas and Mineral Lease dated June 8, 1996, executed by Theresa Biediger, as Lessor, in favor of Oilex International Investments, Inc., as Lessee, covering 965.3 acres of land, a Memorandum of which is recorded in Volume 886, Page 276, Deed Records of Frio County, Texas.

9. Oil, Gas and Mineral Lease dated June 8, 1996, executed by Helen Branham, as Lessor, in favor of Oilex International Investments, Inc., as Lessee, covering 965.3 acres of land, a Memorandum of which is recorded in Volume 886, Page 259, Deed Records of Frio County, Texas.

10. Oil, Gas and Mineral Lease dated June 8, 1996, executed by Connie Bradley, as Lessor, in favor of Oilex International Investments, Inc., as Lessee, covering 965.3 acres of land, a Memorandum of which is recorded in Volume 886, Page 251, Deed Records of Frio County, Texas.

Total production from the Frio County leases amounted to 54 barrels of oil as of September 30, 1996. This was based upon a price per barrel of $19.90 and an average lifting cost of $12.00 per barrel.

Total production attributable to Oilex's minority interest from the Mississippi leases was 693 barrels of oil through September
30, 1996, and was based upon a price per barrel of $18.00 and a lifting cost per barrel of $11.00.

     FINANCIAL STATEMENTS


Financial Statements

                                                      Sequential
                                                        Page No.


     Index to Audited Financial Statements

     Financial Statements December 31,
     1996, 1995 (Audited)

     Independent Auditor's Report                          27

     Balance Sheets, December 31, 1996,
     1995,                                                 28

     Statement of Operations, December 31,
     1996, 1995                                            30

     Statement of Changes in Stockholder's
     Equity, December 31, 1994 through
     December 31, 1996                                     31

     Statement of Cash Flows, December 31,
     1996, 1995                                            32

     Notes to Annual Financial Statements                  34


Independent Auditors' Report

     SIMONTON, KUTAC
     & BARNIDGE, L.L.P.
     CERTIFIED PUBLIC ACCOUNTANTS
     909 Fannin, Suite 2050
     Houston, Texas 77010-1007
     Telephone:(713) 658-9755 Facsimile: (713) 658-0298

May 1, 1997

Board of Directors and Stockholders
Oilex, Inc.
Houston, Texas

We have audited the accompanying balance sheets of Oilex, Inc. as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oilex, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company's significant operating losses and working capital deficit raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /s/ Simon, Kutac & Barnidge

OILEX, INC.

                             BALANCE SHEET
                          (December 31, 1996)
                               ASSETS


                                                 December 31,
                                           1996           1995

Current Assets:
   Cash                                     14,630       15,272
   Oil and gas receivables                   9,929           --
   Prepaid Expenses                         11,503           --

Total Current Assets                        36,062       15,272

Property and Equipment:

  Oil and gas properties -
   full cost method
    Subject to amortization              7,519,000    7,969,529
    Undeveloped properties               1,217,000           --
    Production equipment                   300,584           --
  Furniture and equipment                   61,081           --
  Accumulated depreciation, depletion
  and amortization                         (66,549)  (5,567,407)

  Net Property and Equipment             9,031,116    2,402,122

Investment in marketable securities             --    2,500,000

Organization costs, net of amortization     59,252       65,838

Total Assets                            $9,126,430   $4,983,232

                           OILEX, INC.

                          BALANCE SHEET
                       (December 31, 1996)
               LIABILITIES AND STOCKHOLDERS' EQUITY

                                               December 31,
                                           1996           1995

Current Liabilities
  Amounts due for oil and gas
     properties                            $925,000    $     --
  Bonds payable                             233,161     244,577
  Advances from related parties              11,610          --
  Accounts payable                              250          --

  Note payable to related parties            35,484      33,475

Total Current Liabilities                 1,205,505     278,052

Deferred income tax liability             3,032,000          --

Commitments and contingencies                    --          --

Stockholders' Equity
  Preferred stock, Series A, $.001 par
  value 10% cumulative convertible;
  2,500,000 shares authorized, issued
  and outstanding                                --       2,500
Common stock, $.001 par value; 50,000,000
  and 25,000,000 shares authorized at
  December 31, 1996 and 1995,
  respectively, 24,726,775, and
  14,327,570 shares issued and out-
  standing at December 31, 1996 and 1995,
  respectively                               24,727      14,328

Paid-in capital                          12,768,434  11,229,414

Accumulated deficit                      (7,904,236)( 6,541,062)

Total Stockholders' Equity                4,888,925   4,705,180

Total Liabilities and
  Stockholders' Equity                   $9,126,430  $4,983,232

                        STATEMENT OF OPERATIONS
                         (December 31, 1996)

                                             For the Years Ended
                                                  December 31,
                                                1996       1995


Revenue:

 Oil and gas sales                        $    34,236 $   41,349
 Other income                                  22,289         --

                                               56,525     41,349

Expenses:

 Lease operating                              181,906      4,349
 General and administrative                 1,143,276     42,817
 Depreciation, depletion and amortization      72,135     80,375
 Interest                                      22,382     26,198

                                            1,419,699    153,739

Loss before income taxes                   (1,363,174)  (112,390)

Provision for income taxes                        --         --

Net loss                                   (1,363,174)  (112,390)

Weighted average common shares outstanding:
  Primary and fully diluted                19,004,250 13,898,750

Loss per common share:
  Primary and fully diluted               $  (0.07)  $   (0.01)




 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (December 31, 1996)


                 Preferred Stock   Common Stock        Paid-In     Accumulated

                 Shares    Amount  Shares    Amount    Capital     Deficit


Balance,
December 31, 1994        --       --    13,812,570 $13,813  $7,396,445
$(6,428,672) $  981,586

Issuance of Series
 A Preferred Stock   2,500,000  2,500           --      --   2,497,500
 --  2,500,000

Issuance of common
 stock in exchange
 for oil and gas
 properties               --       --       515,000     515  1,335,469
 --  1,335,984

Net loss                  --       --           --      --         --
(112,390)  (112,390)

Balance,
 December 31, 1995   2,500,000  2,500    14,327,570  14,328 11,229,414
(6,541,062) 4,705,180

Retirement of Series
 A Preferred Stock  (2,500,00) (2,500)          --      --  (2,497,500)
 -- (2,500,000)

Common stock issued
 in exchange for oil
 and gas properties       --       --     6,898,265   6,898  2,239,411
 --  2,246,309

Common stock issued
 for personal
 services                 --       --     3,500,940   3,501  1,797,109
 --  1,800,610

Net loss                  --       --           --      --         --
(1,363,174)(1,363,174)

Balance,
 December 31, 1996        --     $ --    24,726,775 $24,727 12,768,434
(7,904,236) 4,888,925

                        STATEMENT OF CASH FLOWS
                         (December 31, 1996)
                                             For the Years Ended
                                                    December 31,

                                                1996        1995
Cash Flows from Operating Activities:
 Net loss                                  (1,363,174) $(112,390)

 Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
   Depreciation, depletion and amortization    72,135     80,375
   Increase in oil and gas receivables         (9,929)        --
   Increase in prepaid expenses               (11,503)        --
   Increase in advances from related party     11,610         --
   Increase in amounts due for oil and gas
        properties acquired                   925,000         --
   Increase in accounts payable                   250         --
   (Decrease) increase in bonds payable       (11,416)    18,563
   Increase in notes payable to
        related parties                         2,009      6,583

Net cash used by operating activities        (385,018)    (6,869)

Cash Flows Used in Investing Activities:
 Increase in oil and gas properties, net     (766,471)(1,281,265)
 Purchase of production equipment            (300,584)        --
 Purchase of furniture and equipment          (61,081)        --
 Disposal (investment) in marketable
   securities                               2,500,000 (2,500,000)
 Decrease in accumulated depreciation,
   depletion and amortization              (5,500,858)        --
 Increase in deferred tax liability         3,032,000         --
 Other                                        (65,549)   (56,416)

Net cash used by investing activities      (1,162,543)(3,837,681)


Cash Flows from Financing Activities:
 Issuance of common stock for services
     rendered                               1,800,610  1,358,058
 Issuance of common stock for oil and
     gas properties                         2,246,309         --
 (Cancellation) issuance of
     preferred stock                       (2,500,000) 2,500,000

Net Cash Provided by Financing Activities   1,546,919  3,858,058

Net Change in Cash                               (642)    13,508

Cash, beginning of year                        15,272      1,764

Cash, end of year                              14,630     15,272

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Organization --- Oilex, Inc. ("Company") was incorporated under the laws of the State of Nevada on June 10, 1986 under the name of "Akteck, Inc." The Company later changed its name to "Oilex International Investments, Inc.," and in July, 1996 changed its name to "Oilex, Inc."

Description of the Business --- The primary business activities of Oilex, Inc. is oil and gas exploration, development and acquisitions. The Company currently owns oil and gas leaseholds and fee property interests in Texas, Mississippi, Colorado, West Virginia and Utah.

Oil and Gas Properties --- The Company follows the full cost method of accounting whereby all costs, including direct, general and administrative expenses, associated with property acquisition, exploration and development activities are capitalized. Cost associated with proved reserves are amortized by the unit-of-production method using independent engineers' estimates of unrecovered proved oil and gas reserves. The costs of unproved properties are excluded from amortization until the properties are evaluated. Interest is capitalized on oil and gas properties not subject to amortization and in the process of development. Proceeds from the sale of properties are accounted for as reductions to capitalized costs unless such sales involve a significant change in the relationship between costs and the estimated value of proved reserves or the underlying value of unproved properties, in which case, a gain or loss is recognized. Unamortized costs of proved properties are subject to a ceiling which limits such costs to the estimated present value of oil and gas reserves reduced by future operating expenses, development expenditures and income taxes.

Income Taxes --- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 106, "Accounting for Income Taxes," which requires the use of the "liability method" of accounting for income taxes. Deferred taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company has incurred operating losses in each of the last seven years. As the utilization of such losses can not be anticipated, a corresponding benefit has not been recorded.
The Company has Net Operating Loss Carryforwards which will be applied to income and which lapse according to the following schedule:


     Year Generated           Earnings  NOL Amount     Year Expires

          1991                (  7,478)  (  6,730)          2006
          1992                (112,082)  (100,874)          2007
          1993                (137,229)  (123,506)          2008
          1994                (129,045)  (116,141)          2009
          1995                (112,390)  (101,151)          2010

               Sub Total      (498,224)  (448,402)

Accounting Estimates --- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (Continued)

The Company's financial statements are based on a number of significant estimates including selection of the useful lives for property and equipment and oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties. Management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries and reserves associated with non-producing properties are more imprecise than those for producing properties with long production histories.
Accordingly, the Company's estimates are expected to change as future information becomes available.

Other Property and Equipment --- Depreciation of property and equipment, other than oil and gas properties, is provided generally on the straight-line basis over the estimated useful lives of the assets as follows:

         Office equipment                          3-7 years
         Oilfield service equipment                3-7 years

Ordinary maintenance and repairs are charged to income and expenditures which extend the physical or economic life of the assets are capitalized. Gains or losses on disposition of assets other than oil and gas properties and equipment are recognized in income, and the related assets and accumulated depreciation accounts are adjusted accordingly.

Other Non-Current Assets --- Other non-current assets include organization costs, which are being amortized over five years.

Reclassification --- Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

Loss Per Common Share --- Primary earnings per common share are based upon the weighted average number of common and common equivalent shares outstanding. Fully diluted earnings per common share are based on the assumption that all convertible debentures and stock options were converted at the beginning of the year. Common stock equivalents were excluded from the calculation of loss per common share as such inclusion would have had an anti-dilutive effect; therefore, fully diluted earnings per share is considered to be the same as primary earnings per share.

NOTE 2 - AMOUNTS DUE FOR OIL AND GAS PROPERTIES

Effective November 1, 1996, Oilex entered into an agreement to acquire an approximate 75% gross working interest in the Walker (Queen) Field) in Pecos County, Texas. This prospect consist of 3,040 acres of oil and gas leases, for which Oilex will pay $925,000.

At December 31, 1996, $800,000 of the total $925,000 of amounts due for oil and gas properties is payable solely from the 25% gross working interest of net oil and gas revenues derived from the Walker (Queen) Field. The remainder is to be paid by the issuance of 125,000 shares of Oilex common stock, valued by management at $1 per share.

NOTE 3 - BONDS PAYABLE

Bonds payable consists of the following:

                                                    December 31,
                                                  1996       1995

10.0% bonds payable, secured by certain of the
 Company's oil and gas properties; due on
 demand and convertible into common
 stock at $2.00 per share.                    $ 166,098 $ 154,848

9.75% bonds payable to an insurance
 company; secured by certain of the
 Company's oil and gas properties;
 due on demand and convertible into
 common stock at $2.00 per share.                    --    89,729

15.0% convertible subordinated bonds
 payable, due April, 1997, and
 convertible into common stock
 at $0.28 per share.                             67,063        --

                                              $ 233,161 $ 244,577


In February, 1997, the 15.0% convertible bonds were converted into 238,000 shares of Oilex common stock.


NOTE 4 - STOCKHOLDERS' EQUITY

Effective in January, 1996, Oilex exchanged 1,256,265 shares of its common stock in exchange for 100% mineral rights in 83,751 acres located in Pocahontas and Greenbriar Counties, West Virginia. These shares are included in stockholders' equity at December 31, 1996. Oilex has retained the voting rights to these common shares. The purchase price was valued at approximately $1,256,265.

Effective in January, 1996, Oilex issued 500,000 shares of common stock in exchange for oil and gas leaseholds and equipment located in the Big Foot Field areas of Frio County, Texas. Oilex has retained the voting rights to these common shares. The purchase price was approximately $500,000.

In December, 1994, the Company agreed to issue 2,500,000 shares of its Series A, 10% Cumulative Convertible Preferred Stock to World Interactive Networks, Inc. ("WIN") in exchange for 149,200 shares of WIN's Series A Cumulative Convertible Preferred Stock valued at $16.67 per share, which was the quoted market value of these securities at the transaction date. The Oilex preferred stock had a liquidation preference of $2.00 per share. This transaction was subsequently rescinded on June 1, 1996, as Oilex management decided to terminate all non-oil and gas related activities.

On March 24, 1996, the Company issued 100,000 shares of its common stock in exchange for 1,939 acres of lease rights in the Carbon County, Utah field. The value of the acreage was approximately $50 per acre.

On March 24, 1996, the Company acquired 3,945 acres of oil and gas leases in the Unitah Basin area of Utah. The Company issued
42,000 shares of its common stock for these lease rights, which were valued at approximately $11 per acre.

On April 17, 1996, Oilex entered into an agreement to acquired 100% of the working interest in the White River Dome Prospect located in Rio Blanco County, Colorado. This prospect consists of 11,535 acres. Oilex exchanged 1,500,00 shares of its common stock along with $25,000 cash for these leaseholds.
Additionally, the Seller signed an agreement whereby these shares will be voted in accordance with current management.

On November 12, 1996, the Company entered into an agreement with a financial consulting firm whereby, as consideration for services rendered, the Company has granted an option to purchase
300,000 shares at $0.50 per share.  The agreement expired on May
15, 1997.  No options were exercised.

At various times during 1996, the Company issued shares of its common stock in the amounts and for the types of services as follows: 46,240 common shares for leasing, geological and engineering; 100,000 common shares for investor relations; 702,000 common shares for financial consulting and public relations; and 10,000 common shares for other services rendered.

See Note 6 - Related Parties for additional disclosure regarding stockholders' equity.

   NOTE 5 -  COMMITMENTS AND CONTINGENCIES

   The Company is currently in dispute with a corporation owned by certain stockholders of the Company. These stockholders were
formerly part of the management team of Oilex.   They contend
that Oilex owes the company approximately $141,000 on a demand note. The Company has recorded a $35,484 note payable to the company at December 31, 1996. The amount in dispute is related to certain general and administrative expense reimbursements. Although no lawsuit has been filed, the management of Oilex intends to vigorously defend its position in this matter should a lawsuit be instituted. It believes that the amounts recorded in its financial statements at December 31, 1996, for this note payable is correct and accurate. Accordingly, no provision has been made for the disputed difference herein.

NOTE 6 - LEASES

The Company, as lessee, has entered into and/or assumed various operating leases for office equipment, vehicles, and office facilities.

Future minimum lease payments under operating leases at December
31, 1996 are as follows:

            Year Ending December 31,

                 1997                               $     45,666
                 1998                                     20,371
                 1999                                     10,864
                 2000                                     10,475
                 2001                                      6,354
               Thereafter                                     --

       Total minimum lease payments                      $93,730

Rent expense during the years ended December 31, 1996 and 1995 for operating leases was $29,025 and $13,420, respectively, and is included in general and administrative expenses.

NOTE 7 - RELATED PARTIES

In 1996, a corporate stockholder, Phoenix Reserves, Inc. ("Phoenix"), who owns 36.5% of Oilex's outstanding common stock advanced $790,210 to Oilex. As payment, Oilex issued 1,200,000 shares of its common stock to Phoenix and are included in total stockholders' equity at December 31, 1996. The funds were used for working capital purposes. Phoenix has common management with Oilex and it was a majority shareholder of Oilex in prior years.

During 1996, the Company received advances from its President totaling $186,386 for which Oilex issued 500,000 shares of its common stock as payment. The funds were used for working capital purposes. Additionally, another 640,000 shares of common stock were issued to the President of Oilex as compensation for personal services.

A stockholder of the Company is a principal in a firm that provides oil and gas reserve evaluation services to the Company.
A total of 152,700 shares of Oilex common stock was issued during 1996 in exchange for oil and gas reserve evaluation services.

As discussed in Note 4, the Company had a note payable of $35,484 and $33,475 as of December 31, 1996 and 1995, respectively, due to a company owned by certain stockholders of Oilex who were formerly part of the management of Oilex.

During 1996, the Company purchased oil and gas properties and tangible equipment from Phoenix in exchange for 3,500,000 shares of Oilex common stock.

During 1996 Oilex paid $52,949 for legal services to its President and Director who is an attorney.

In 1996, the Company issued 150,000 shares of common stock for directors' fees to three of its directors.

See Note 9 - Significant Subsequent Events, for additional related parties transactions.


NOTE 8 - GOING CONCERN

The Company has incurred net losses since its inception creating an accumulated deficit balance of $7,904,236 and $6,541,062 at December 31, 1996 and 1995, respectively. Additionally, there is a working capital deficit of $1,169,443 and $262,780 at December 31, 1996 and 1995, respectively.

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

NOTE 9 - SIGNIFICANT SUBSEQUENT EVENTS

On February 20, 1997, the holders of the 15.0% Convertible
Subordinated Bonds elected to convert their bonds into 238,000 shares of Oilex common stock, par value $0.001 per share, at $0.28 per share.

Additionally, on February 20, 1997, the Company issued 198,000 shares of Oilex common stock, par value $0.001 per share, to three individual investors.

In January, 1997, the Board of Directors approved the acquisition from Phoenix of a 20% interest it owned in Oil Retrieval Systems, Inc. ("ORS") an Arizona corporation. ORS designs, engineers, produces and sells portable swabbing units to the oil and gas industry. ORS is a development stage company.

Oilex issued 3,000,000 shares of common stock to Phoenix in exchange for its ownership of 1,205,420 common shares of ORS.

In May, 1997, Funscape Corp. (formerly Imperial Energy Corp.), a
Colorado corporation, acquired ORS. Funscape Corp. issued 2.5 million shares of its common stock in exchange for all of the outstanding shares of ORS.

Funscape Corp. has stockholders and management who are also stockholders and have management responsibilities in Oilex, Phoenix and ORS.

Reference is made here to Note 7 - Related Parties of these financial statements.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

There were no cash payments for interest nor income taxes during the years ended December 31, 1996 and 1995.

NOTE 11 - OIL AND GAS PROPERTIES

Capitalized Costs --- The following table presents the aggregate capitalized cost subject to amortization relating to the Company's oil and gas acquisition, exploration and development activities, and the aggregate related accumulated depreciation, depletion and amortization ("DD&A").

                                                December 31,
                                          1996           1995

 Proved properties                   $ 7,519,000   $  7,969,529
 Unproved properties                   1,217,000             --
 Accumulated DD&A                             --     (5,567,407)

 Net capitalized costs               $ 8,736,000   $  2,402,122

Cost Incurred --- The Company's oil and gas acquisition, exploration and development activities are conducted in Texas, Mississippi, Colorado, West Virginia and Utah. The following table summarizes the costs incurred in connection therewith.

                                                December 31,
                                          1996           1995

 Property acquisition costs:
     Unproved properties             $ 1,217,000   $         --
     Proved properties                 6,506,801      1,281,265
 Exploration costs                            --             --
 Development costs                            --             --

                                     $ 7,723,801   $  1,281,265

Cost Not Subject to Amortization --- The Company had $1,217,000 of acquisition cost not subject to amortization at December 31, 1996. Unproved properties not subject to amortization consists mainly of lease costs and seismic data related to unproved areas. The Company will continue to evaluate these properties over the lease term; however, the timing of the ultimate evaluation and disposition of a significant portion of properties has not been determined. Costs associated with seismic data and all other costs will become subject to amortization as the prospects to which they relate are evaluated.

NOTE 12 - SUPPLEMENTAL RESERVE INFORMATION (Unaudited)

The following information summarize the Company's net proved reserves of oil (including condensate and natural gas liquids) and gas and the present values thereof for the years ended December 31, 1996 and 1995. The reserve estimates are based upon reports of Ultra Engineering, Inc., an oil and gas reserve engineering firm whose principal is a stockholder and director of Oilex. The estimates are in accordance with regulations prescribed by the Securities and Exchange Commission. Future net revenue is estimated by the petroleum engineers using oil and gas prices in effect as of the end of each respective year. Price escalations are permitted only for those properties which have contracts allowing for specific increases. Future operating costs are based upon the average level of expenses during each year.

The reliability of any reserve estimate is function of the quality of available information and of engineering interpretation and judgment. In management's opinion, the reserve estimates presented herein, in accordance with generally accepted engineering and evaluation principles consistently applied, are believed to be reasonable. These reserves should be accepted with the understanding that drilling activities or additional information subsequent to the date of this report might require their revision. Moreover, certain quantities of the reserves included in this study were estimated using the volumetric method, and such estimates are particularly susceptible to revision as a result of subsequent drilling activities or production information.

Estimated Quantities of Oil and Gas Reserves (Unaudited) --- The following table sets forth certain data pertaining to the Company's proved and proved developed reserves for the years ended December 31, 1996 and 1995.


                                        December 31,
                             1996                   1995
                        Gas          Oil       Gas          Oil
                        (Mcf)       (Bbl)     (Mcf)        (Bbl)

Proved Reserves:
Beginning balance    36,075,492  3,981,731  27,930,994 1,208,804
Purchase of reserves
  in place                   --  1,725,594   8,144,498 2,775,433
Production                   --     (2,054)         --    (2,506)
Revisions           (36,066,040)(3,259,506)         --        --

Ending balance            9,452  2,445,765  36,075,492 3,981,731


                                        December 31,
                             1996                   1995
                        Gas          Oil       Gas         Oil
                       (Mcf)        (Bbl)     (Mcf)       (Bbl)

Proved Developed
  Reserves:
Beginning balance     7,610,696  1,359,952   5,565,696   595,582
Purchase of reserves
  in place                   --  1,725,594   2,045,000   766,876
Production                   --     (2,054)         --    (2,506)
Revisions            (7,601,244)  (637,727)         --        --

Ending balance            9,452  2,445,765   7,610,696 1,359,952

Standard Measure of Discounted Future Net Cash Flows (Unaudited) --- The standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves is presented below:
                                              December 31,
                                         1996            1995

Future cash inflows                $ 48,933,726    $ 134,803,769
Future development costs               (760,000)     (15,279,040)
Future production costs             (25,291,508)     (25,902,840)
Future income tax expense            (8,580,832)     (32,000,000)

Future net cash flows                14,301,386       61,621,889
Discounted at 10% per year           (8,951,208)     (23,786,049)

Standardized measure of discounted future
  net cash flows                   $  5,350,178    $  37,835,840


The "standardized measure" does not purport to represent and is generally unrelated to the fair market value of the Company's oil and gas reserves.

The principle sources of changes in the standardized measure of future net cash flows are as follows:

                                              December 31,
                                        1996            1995

Balance, beginning of year         $ 12,359,619    $   2,178,648
Sales, net of production costs          (26,019)         (37,000)
Purchase of reserves in-place         8,560,285       26,616,225
Revisions of previous estimates     (12,333,600)              --
Accretion of discount                        --       (4,398,245)
Net change in income taxes          ( 3,210,107)     (12,000,000)

Balance, end of year               $  5,350,178    $  12,359,628



Item 8.  Changes in and Disagreements With
         Accountants on Accounting and
         Financial Disclosure

         None.

Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance With Section 16(a) of
         The Exchange Act

     The company has a 5-person board of directors (with one vacancy), each member of which is described below, serving for terms of one year, or until the annual shareholder's meeting, at which time they could be replaced. The officers and directors of the Company are:

Name Age  Position with the Company

Oliver H. Timmins III    43   President and Director
Richard G. Clark         69   Director
Deborah K. Sacrey        43   Director
Cynthia C. Timmins       36   Secretary/Treasurer and Director

Oliver H. Timmins III, President & Director, is a graduate of Saint Mary s School of Law (Juris Doctor). Mr. Timmins has been an attorney practicing in oil and gas related areas for over 16 years, during which period of time he has worked on the negotiation of mergers and acquisitions, preparation of securities filings, SEC filings for reporting and non-reporting companies, title examination, preparation of gas purchase contracts and preparation of joint operating agreements. In addition, Mr. Timmins has specific experience in both exploration and production, as well as supervising of day to day operations of oil and gas related service companies. During the past 5 years, Mr. Timmins worked directly in the oil and gas industry, serving as counsel at Chase Energy, Navarro Gas, Wellington Funding Group, and Carancahua Resources, Inc. His primary responsibility was title examination, preparation of and negotiation for purchase contracts, preparation of Joint Operating Agreements, and litigation support for clients who had oil and gas related disputes. Commencing in 1994, he has been working for Oilex, initially as general counsel and then as President from 1995 to the present.


Richard G. Clark, Director - For the past 30 years, Mr. Clark has been involved in dealer finance Banking, investment banking, management related to institutional sales, branch management and national marketing. A graduate of New York University s School of Business and Finance, Mr. Clark has consulted for numerous companies. His expertise and experience include corporate under writings, financing, merger activities relating to retail facilities, as well as numerous activities related to the oil and gas, mining, and rail transportation industries, computer products, and environmental issues and in negotiating the acquisition of a New York Stock Exchange brokerage house.

Deborah K. Sacrey, Director - Ms. Sacrey is President of a full service geological, drafting, geotechnical support facility with in-house Diazo (printing and mylars), autocad with Terra Sciences capabilities. Geological consulting areas include southern Louisiana, Texas Gulf Coast, Mississippi, Arkansas and West Virginia. Ms. Sacrey has a Bachelor of Science degree in Geology and Geophysics.

Cynthia C. Timmins, Secretary/Treasurer & Director - Mrs. Timmins, the wife of Oliver Timmins (see above), is an elementary school assistant teacher and has assisted Oliver Timmins in numerous corporate businesses over the past 14 years. Mrs. Timmins attended the University of Texas at Austin.

Item 10. Executive Compensation

     None of the executive officers or directors of the Company
receives a salary or other compensation from the Company.   Mr.
Timmins, the President of the Company, does not intend to request any compensation unless and until the Company is profitable. In the future, the Company intends to pay fees and grant stock options to its non-employee directors. There are no outstanding options nor claims of deferred salary as of July 31, 1997.

     The Company does not currently have any stock option plans or long term incentive compensation plans. In addition, the Company does not award stock appreciation rights, restricted stock awards or long term incentive plan pay-outs.

     The following officers or directors received the compensation noted:

     Oliver Timmins                $23,949
     Richard Clark                           25,000 shares of common
     Deborah Sacrey                          25,000 shares of common

No other officers or directors received any additional compensation in 1996.

Item 11. Security Ownership of Certain
         Beneficial Owners and Management

     The following table sets forth information as of October 23, 1996, relating to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, (ii) each of the Company's directors, (iii) the Company's Chief Executive Officer, and (iv) all officers and directors of the Company as a group.


Name and Address of           Amount of                Percent
Beneficial Owner               Beneficial Ownership     of Class



Oliver H. Timmins III         1,823,845                 9.34%
Cynthia C. Timmins
3050 Post Oak Blvd., Suite 1760
Houston, Texas 77056

Richard G. Clark                 50,000                  .26%
2 Saddle River Road
Saddle River, New Jersey 07458

Deborah K. Sacrey                50,000                  .26%
7035 W. Tidwell, Ste J103
Houston, Texas 77092

All directors and officers    1,923,845                 9.86%
as a group (5 people)

Phoenix Reserves, Inc.        8,685,378                44.47%
P. O. Box 460767
Houston, Texas 77056

Brush Prairie Minerals, Inc.  1,256,265                 6.43%
905 Pines Road, Suite A
Spokane, Washington 99214

Pioneer Oil and Gas           1,125,000                 5.76%
1225 Ft. Union Blvd., #100
Midvale, Utah 84047

     Phoenix Reserves, Inc., a Nevada corporation, obtained its holdings in 1994, by virtue of a private placement pursuant to Rule 506 under Regulation D, wherein Phoenix exchanged the entirety of its interest in the Wilson leases, in consideration of the issuance to it of 8,685,378 shares of restricted common stock of the Company. Willie
C. Davis and John Craig, who are officers and directors of the Company, did not and do not own any shares of Phoenix. Allen Burditt II, owns 100% of Phoenix.

     Brush Prairie Minerals, Inc., a Washington corporation having 20 shareholders, obtained its holdings in December of 1995, under a private placement transaction pursuant to Rule 505 of Regulation D, by which Brush Prairie obtained 1,256,265 shares of the Company's restricted common stock in exchange for 100% of Brush Prairie's holdings in Greenbriar and Pocahontas Counties, West Virginia. In December of 1996, Western Continental, Inc., a public company, acquired all of the assets of Brush Prairie, to include the 1,256,265 shares of Oilex common stock.

     Don J. Colton, is the President, and Gregg B. Colton is the Vice President and Secretary of Pioneer, and together control over 51% of Pioneer's equity interests. John Anderson, Gregg Colton, and Don Colton are the only directors of the company. None of the other officers or directors of Pioneer owns more than 10% of Pioneer.

     There are no contracts, option agreements, warrants or other agreements outstanding by which any individual or entity can increase its interest in the Company in reliance on pre-existing terms and conditions.


Item 12. Certain Relationships and
         Related Transactions

         None.

Item 13. Exhibits and Reports on Form 8-K

         Exhibit 3.5, Amendment to Articles changing name to Oilex,
Inc.


  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                  OILEX, INC.

          By:/s/ Oliver Timmins III
            President

          Date:  July 30, 1997

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          By: /s/ Oliver Timmins III
            President

          By: /s/ Cynthia Timmins
            Secretary/Treasurer

          By: /s/ Richard C. Clark
            Director

          By: /s/ Deborah Sacrey
            Director