Form 10QSB/A
period 1997-03-31
OILEX INC /NV/
filed 1997-08-19
CIK 1020333

OILEX, INC.

     U.S. SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

     FORM 10-QSB/A

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997.

     OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-28686

                      OILEX, INC.
_________________________________________________________________
(Exact name of small business issuer as specified in its charter)

         Nevada                               33-0194489

(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)         Identification No.)

    3050 Post Oak Blvd.,Suite 1760   Houston, Texas  77056

(Address of principal executive offices)      (Zip Code)

             (713) 629-5998

  (Issuer's telephone number, including area code)

              N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes ____  No _X__

The aggregate number of shares outstanding of the Issuer's Common
Stock, its sole class of common equity, was 26,837,775 as of March
31, 1997.

     This report consists of 12 pages.
Quarterly Report on Form 10-QSB

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





STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 1997
(Unaudited)
                             Common Stock        Paid-In       Accumulated

                             Shares              Amount            Capital   Deficit     Total

Balance,
 January 1, 1997             24,726,775           24,727       12,768,434 $(7,904,236)
4,888,925

Common stock issued
 in exchange for oil and
 gas properties               1,500,000            1,500          748,500         --       750,000

Common stock issued for
 personal services               25,000               25           12,475         --        12,500

Conversion of
 subordinated debt              436,000              436          132,627         --       133,063

Common stock issued
 in exchange for investment
 in marketable securities     3,000,000            3,000        2,197,000         --     2,200,000

Retirement of Treasury
 Stock                         (350,000)            (350)            --           --          (350)

Unlocated                    (2,500,000)          (2,500)            --           --        (2,500)

Net loss                          --                 --              --       (310,514)   (310,514)

Balance,
 March 31, 1997              26,837,775           26,838       15,859,036   (8,214,750)
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

Part 1

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the first quarter of 1997, the company continued its basic business plan of revitalizing the existing oil leases it had previously acquired, and to that goal, sustained an additional $182,000 in lease operating expenses, contrasted with only $26,444 in income. The reworking of existing wells, rebuilding of roads and pipeline infrastructure and rehabilitation of buildings on the various properties contributed to this imbalance of costs vs. income.

     During February, 1997, the company committed to acquire additional leasehold acreage, for operational purposes, in exchange for $40,000 cash, which gives the company a 75% net working interest in these leases. They are generally located in the Scurry County region of Texas, where the Company already has a significant number of operating leases, and will fit in with the Company's plan of aggregating leases in a geographically clustered area so that the portable swabbing units will not have great distances to travel between wells.

     During January, the company issued 25,000 shares of its common stock to John Craig for services rendered as an independent consultant. Also during the first quarter, the Company retired one of its outstanding bond obligations by exchanging its 436,000 shares of its restricted common stock, valued at $132,627, in retirement of the debt.

     Additionally, on February 20, 1997, the Company issued 198,000 shares of Oilex common stock, par value $0.001 per share, to three individual investors, however, these transactions are being rescinded for failure of consideration, since the investors did not timely tender their payments.

     In January, 1997, the Board of Directors approved the acquisition from Phoenix Resources, the largest single shareholder in the Company, of a 20% interest it owned in Oil Retrieval Systems, Inc. ("ORS") an Arizona corporation. ORS designs, engineers, produces and sells portable swabbing units to the oil and gas industry. ORS is a development stage company. Oilex issued 3,000,000 shares of common stock to the related party in exchange for its ownership of 1,205,420 common shares of ORS. The equipment manufactured by ORS is the swabbing equipment which the Company is utilizing in its stripper well operations. Should the Company's return on investment be realized as anticipated, the number of swabbing units to be acquired will increase, as will the value of its investment in ORS, as the manufacturer of the units.




Part II.  Other Information

     Item 1.   Legal Proceedings

               None

     Item 2.   Changes in Securities

               None

     Item 3.   Default Upon Senior Securities

               None

     Item 4.   Submission of Matters to a Vote of Security Holders

               None

     Item 5.   Other Information

               None

     Item 6.   Exhibits and Reports of Form 8-K

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


         OILEX, INC.
        (Registrant)
        By:   /s/ Oliver Timmins III
        Oliver Timmins III, President