Form 10QSB
period 1997-06-30
OILEX INC /NV/
filed 1997-09-04
CIK 1020333

U.S. SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

     FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997.

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

The aggregate number of shares outstanding of the Issuer's Common
Stock, its sole class of common equity, was 33,262,775 as of June 30, 1997.

     This report consists of 12 pages.
Quarterly Report on Form 10-QSB

Index
          Part I.  Financial Information

          Item I. Financial Statements (unaudited)

            Balance Sheet - June 30, 1997; December 31, 1996

            Statement of Operations -
               Six Months Ended June 30, 1996 and 1997, and Quarter Ended June 30, 1996 and 1997

            Statement of Cash Flows -
               Six Months Ended June 30, 1996 and 1997

            Notes to Financial Statements

            Statement of Changes in Stockholder's Equity
               From January 1, 1997 to June 30, 1997

     OILEX, INC.
     BALANCE SHEETS (UNAUDITED)
                                   June 30,       December 31,
                                   1997                1996

ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents   $       707          $    14,630
  Oil and Gas Receivables           9,929                9,929
  Due from Related Parties        240,558                   -
  Prepaid Expenses                 11,503               11,503
 Total Current Assets             262,697               36,062

PROPERTY AND EQUIPMENT
  Oil and Gas Properties, Using Full
    Cost Accounting
  Proved Properties             9,151,500            7,519,000
  Unproved Properties           1,217,000            1,217,000
                               10,368,500            8,736,000

  Production Equipment            300,584              300,584
  Furniture and Fixtures           61,081               61,081
                               10,730,165            9,097,665

Less:
  Accumulated Depreciation, Depletion and
    Amortization              (    79,692)           (  66,549)
  Net Oil and Gas Properties   10,650,473            9,031,116

INVESTMENT                      2,200,000                   -

ORGANIZATION COSTS                 59,252               59,252

     TOTAL ASSETS            $ 13,172,422           $9,126,430

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable and
    Accrued Expenses         $    186,490           $   13,063
  Amounts Due for Oil and
    Gas Properties                130,000              925,000
  Bonds Payable                   154,848              220,348
  Due to Related Parties           35,484               47,094
Total Current Liabilities         506,822            1,205,505

Deferred Tax Liability          3,032,000            3,032,000

Commitment and Contingencies           -                    -

     TOTAL LIABILITIES          3,538,822            4,237,505

STOCKHOLDERS' EQUITY

 Common Stock - $.001 Par Value Authorized
 50,000,000 Shares; 33,262,775 and 24,726,775
 Issued and Outstanding at June 30, 1997 and
 December 31, 1996, respectively
                                   33,263               24,727

 Additional Paid-in Capital    18,180,111           12,768,434
 Accumulated Deficit          ( 8,579,774)        (  7,904,236)

TOTAL STOCKHOLDERS' EQUITY      9,633,600            4,888,925

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY       $ 13,172,422        $   9,126,430

The Accompanying Notes are an Integral Part of the Financial
Statements.

     OILEX, INC.
     STATEMENTS OF OPERATIONS (UNAUDITED)




                    For the Quarter Ended      For The Six Months
Ended
                         June 30,                   June 30,

                     1997       1996              1997       1996


REVENUES
 Oil and Gas Sales $  39,272  $     2,770    $  65,716  $   4,730
 Other                17,137           -        22,637         -
     Total Revenues   56,409        2,770       88,353      4,730

EXPENSES
 Lease Operating     297,282       23,440      479,448     26,756
 General and
  Administrative     112,279      137,707      261,540    775,262
 Interest Expense      4,018        5,502        9,760     11,004
 Depreciation, Depletion
  and Amortization     7,854        5,836       13,143      9,966
Total Expenses       421,433      172,485      763,891    822,988

LOSS BEFORE PROVISION FOR
 INCOME TAXES      ( 365,024)    (169,715)    (675,538)  (818,258)

PROVISION FOR
 INCOME TAXES             -            -              -       -

NET LOSS          $( 365,024)   $(169,715)   $(675,538) $(818,258)

LOSS PER COMMON
 SHARE            $(     .01)   $(    .01)   $(      .02) $( .05)









The Accompanying Notes are an Integral Part of the Financial
Statements.

     OILEX, INC.
     STATEMENT OF CASH FLOWS (UNAUDITED)


                                     For The Six Months Ended
                                         June 30,
                                        1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                        $(  675,538) $(   818,258)
Adjustments to Reconcile Net Loss to Net
 Cash Provided (Used) by Operating Activities:
     Common Stock Cancelled for Services
      Not Performed                   (  100,000)            -
     Common Stock Issued for Services     12,500       798,610
     Depreciation, Depletion and
      Amortization                        13,143         9,966
Changes in Certain Assets and Liabilities:
     Increase in Due from Related
       Parties                      (    174,558)    ( 386,623)
     Increase in Prepaid Expenses             -      (  23,000)
     Increase in Accounts Payable and
      Accrued Expenses                   174,990        10,042
     Increase in Amounts Due for Oil and
      Gas Properties                     130,000             -
     Increase in Due to Related Parties  738,390         1,004
Net Cash Provided (Used) by Operating
 Activities                              118,927     ( 408,259)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in Oil and Gas Properties (132,500)    ( 659,710)
     Sale of Marketable Securities            -      2,500,000
     Increase in Deferred Tax Liability       -      1,442,541
     Purchase of Furniture and Equipment      -      ( 358,372)
     Net Cash Provided (Used) By Investing
      Activities                        (132,500)    2,924,459

CASH FLOWS FROM FINANCING ACTIVITIES:
     Retirement of Treasury Stock       (    350)           -
     Cancellation of Preferred Stock          -     (2,500,000)
     Net Cash Provided by Financing
       Activities                       (    350)

Net Increase (Decrease) in Cash and
   Cash Equivalents                     ( 13,923)       16,200

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                     14,630        15,272

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                         $    707    $   31,472

CASH PAID DURING THE PERIOD FOR:
     Interest Expense                   $     -     $       -
     Income Taxes                       $     -     $       -

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIAL ACTIVITIES:

1) On January 24, 1997, the Company issued common stock totalling 500,000 shares as payment of an outstanding related party payable;

2) On January 24, 1997, the Company issued common stock totalling 1,000,000 shares in exchange for amounts due for oil and gas properties;

3) On February 20, 1997, the Company issued common stock totalling 500,000 shares in exchange for certain oil and gas properties;

4)   On February 20, 1997, certain bondholders converted their
15.0% bonds totalling $131,500 and related accrued interest of $1,563 in exchange for 436,000 shares of the Company's common stock;

5) On February 20, 1997, the Company issued common stock totalling 25,000 shares in exchange for personal services.

6)   On April 16, 1997, the Company issued common stock totalling
125,000 shares in exchange for amounts due for oil and gas properties;

7) On April 16, 1997, the Company cancelled common stock totalling 200,000 shares relating to consulting services that were never performed;

8)   On April 16, 1997, the Company issued common stock totalling
3,000,000 shares for an investment.

9)   On June 9, 1997, the Company issued common stock totalling
1,000,000 shares as payment of an outstanding related party payable;

10)  On June 9, 1997, the Company issued common stock totalling
2,500,000 shares in exchange for certain oil and gas properties;



The Accompanying Notes are an Integral Part of the Financial
Statements.

     OILEX, INC.
     NOTES TO FINANCIAL STATEMENTS
     JUNE 30, 1997


NOTE 1 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (a)  Basis of Presentation and Nature of Business
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

     For further information refer to the financial statements and footnotes included in Form 10-KSB for the year ended December
31, 1996.

     The accompanying financial statements include the accounts of Oilex, Inc., (the "Company"), incorporated under the laws of the State of Nevada on June 10, 1986 under the name of Akteck, Inc. The Company subsequently changed its name to Oilex International Investments, Inc. and then in July, 1996 changed its name to Oilex, Inc. The Company is active in oil and gas exploration and development primarily in Texas, Mississippi, Colorado, West Virginia and Utah.

     Certain financial statement items have been reclassified to conform to the current period's format.

          (b)  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          (c)  Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and other cash equivalents which mature within three months of the date of purchase.

          (d)  Oil and Gas Properties

     The Company follows the full cost method of accounting whereby all costs, including direct and general and administrative expenses, associated with property acquisition, exploration and development activities are capitalized. Cost associated with proved reserves are amortized by the unit-of-production method using independent engineers' estimates of unrecorvered proved oil and gas reserves. The costs of unproved properties are excluded from amortization until the properties are evaluated. Interest is capitalized on oil and gas properties not subject to amortization and in the process of development. Proceeds from the sale of properties are accounted for as reductions to capitalized costs unless such sales involve a significant change in the relationship between costs and the estimated value of proved reserves or the underlying value of unproved properties, in which case, a gain or loss is recognized. Unamortized costs of proved properties are subject to a ceiling which limits such costs to the estimated present value of oil and gas reserves reduced by future operating expenses, development expenditures and income taxes.

          (e)  Depreciation and Amortization

     Furniture, fixtures and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives.

     The cost of maintenance and repairs are charged to expense when incurred; costs of renewals and betterments are capitalized. Upon the sale of retirement of furniture, fixtures and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in operations.

          (f)  Organization Costs

     Organization costs consist of legal and other administrative costs incurred relating to the formation of the Company. These costs have been capitalized and are being amortized over a period of five years.

          (g)  Fair Value of Financial Instruments

     The Company's financial instruments consist of cash, accounts receivable and accounts payable. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of bonds payable was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of bonds payable approximates the carrying amounts as of June 30, 1997.

          (h)  Long-Lived Assets

     Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

          (i)  Income Taxes

     Income taxes are provided for based on the liability method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

          (j)  Loss Per Share

     Loss per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Weighted average common shares outstanding were 28,141,823 and 18,079,703 at June 30, 1997 and 1996, respectively. Average common equivalent shares outstanding have not been included, as the computation would be dilutive.

NOTE 3 -       BONDS PAYABLE

     Bonds payable consisted of the following at:
                                      June 30,    December 31,
                                       1997            1996

10.0% bonds payable, secured by certain
of the Company's oil and gas properties;
due on demand and convertible into
common stock at $2.00 per share.      $184,848   $  154,848

15.0% convertible subordinated bonds
payable, due April, 1997, and
convertible into common stock at
$0.28 per share.                           -         65,500


                                      $184,848   $  220,348

     During January, 1997, an additional $66,000 of 15% convertible subordinated bonds were issued.

     On February 20, 1997, the 15.0% convertible bonds totalling
$131,500 and the related accrued interest of $1,563 were converted into 238,000 shares of the Company's common stock.


NOTE 4 -       COMMITMENTS AND CONTINGENCIES

          a) The Company's future minimum annual aggregate rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year are dependent upon production only.

          b) The Company is currently in dispute with a corporation owned by certain stockholders of the Company. These stockholders were formerly part of the management team of the Company. They contend that the Company owes the this corporation approximately $141,000 on a demand note. The Company believes and has recorded a related liability of $35,484 as of June 30, 1997. The liability is included in due to related parties. The amount in dispute is related to certain general and administrative expense reimbursements. Although no lawsuit has been filed, management intends to vigorously defend its position in this matter should a lawsuit arise. It believes that the amounts recorded in its financial statements at June 30, 1997, for this liability is correct and accurate. Accordingly, no provision has been made for the disputed difference herein.

NOTE 5 -       STOCKHOLDERS' EQUITY

     On February 20, 1997, the holders of the 15.0% Convertible
Subordinated Bonds elected to convert their bonds into 238,000 shares of Oilex common stock, par value $0.001 per share, at $0.28 per share.

     Additionally, on February 20, 1997, the Company issued
198,000 shares of Oilex common stock, par value $0.001 per share, to three individual investors.

     In January, 1997, the Board of Directors approved the acquisition from a related party of a 20% interest it owned in Oil Retrieval Systems, Inc. ("ORS"), an Arizona corporation. ORS designs, engineers, produces and sells portable swabbing units to the oil and gas industry. ORS is a development stage company. Oilex issued 3,000,000 shares of common stock to the related party in exchange for its ownership of 1,205,420 common shares of ORS.

NOTE 6 -       SIGNIFICANT SUBSEQUENT EVENTS:

     In May 1997, Funscape Corp. (formerly Imperial Energy
Corp.), a Colorado corporation, acquired ORS.  Funscape Corp.
issued 2.5 million shares of its common stock in exchange for all of the outstanding shares of ORS.

     Funscape Corp. has stockholders and management who are also stockholders and have management responsibilities in Oilex and ORS.

     OILEX, INC.
     STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
     FOR THE PERIOD FROM JANUARY 1, 1997 TO JUNE 30, 1997

                                   Common Stock           Paid-in     Accumulated
                                   Shares      Amount     Capital     Deficit       Total

Balance at December 31, 1996       24,726,775   24,727   12,768,434  (7,904,236) 4,888,925

Common Stock Issued in Exchange
 for Oil and Gas Properties         3,000,000    3,000     1,497,000         -   1,500,000

Common Stock Issued for Personal
 Services                              25,000       25        12,475         -      12,500

Common Stock Issued for Personal
 Services (Refunded)                ( 200,000) (   200)   (   99,800)        -   (100,000)

Common Stock Issued for Conversion
 of Subordinated Bonds                436,000      436       132,627         -     133,063

Retirement of Treasury Stock        ( 350,000) (   350)           -          -   (    350)

Common Stock Issued for Conversion
 of Amount Due for Oil and Gas
 Properties to Common Stock         1,125,000    1,125       923,875         -     925,000

Common Stock Issued for Conversion
 of Amount Due to Related Parties
 to Common Stock                    1,500,000    1,500       748,500         -     750,000

Common Stock Issued for Investment
 in Oil Retrieval Services          3,000,000    3,000     2,197,000         -   2,200,000

Net Loss for the Period from
 January 1, 1997 to June 30, 1997          -        -             -   ( 675,538) (675,538)
                                   33,262,775  $33,263   $18,180,111 (8,579,774) 9,633,600

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

                            None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


September 3, 1997


         OILEX, INC.
        (Registrant)
        By:   /s/ Oliver Timmins III
        Oliver Timmins III, President