Form 10QSB
period 1997-09-30
OILEX INC /NV/
filed 1997-11-21
CIK 1020333

U.S. SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

     FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997.

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

The aggregate number of shares outstanding of the Issuer's Common
Stock, its sole class of common equity, was 33,425,041 as of September 30, 1997.

     This report consists of 24 pages.
Quarterly Report on Form 10-QSB

Index
          Part I.  Financial Information

          Item I. Financial Statements (unaudited)

            Balance Sheet - September 30, 1997; December 31, 1996

            Statement of Operations -
               Nine Months Ended September 30, 1996 and 1997, and Quarter Ended September 30, 1996 and 1997

            Statement of Cash Flows -
               Nine Months Ended September 30, 1996 and 1997

            Notes to Financial Statements

            Statement of Changes in Stockholder's Equity
               From January 1, 1997 to September 30, 1997

     OILEX, INC.
     BALANCE SHEETS (UNAUDITED)
                                   Sept 30,       December 31,
                                   1997                1996

ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents   $    25,271          $    14,630
  Oil and Gas Receivables          10,429                9,929
  Due from Related Parties        280,254                   -
  Prepaid Expenses                      -               11,503
  Other Receivables               116,000                   -
 Total Current Assets             592,654               36,062

PROPERTY AND EQUIPMENT
  Oil and Gas Properties, Using Full
    Cost Accounting
  Subject to amortizaton        9,151,500            7,519,000
  Undeveloped Properties        1,217,000            1,217,000
  Production Equipment            330,585              300,584
  Furniture and Fixtures           98,201               61,081
Less:
  Accumulated Depreciation, Depletion and
    Amortization               (   90,182)           (  66,549)

Net Property and Equipment     10,707,104            9,031,116

Investment in Marketable        2,400,000                   -
    securities

Organization costs                 54,311               59,252

     TOTAL ASSETS            $ 13,593,369           $9,126,430

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable and
    Accrued Expenses         $    168,042           $   13,063
  Amounts Due for Oil and
    Gas Properties                130,000              925,000
  Bonds Payable                   154,848              220,348
  Convertible debentures        1,092,709                   -
   (Net of Discount of 242,291)
  Due to related parties           35,484               47,094

Total Current Liabilities       1,581,083            1,205,505

Deferred Tax Liability          3,032,000            3,032,000

Commitment and Contingencies           -                    -



STOCKHOLDERS' EQUITY

 Common Stock - $.001 Par Value Authorized
 50,000,000 Shares; 33,425,041 and 24,726,775
 Issued and Outstanding at Sept 30, 1997 and
 December 31, 1996, respectively
                                   33,425               24,727

 Additional Paid-in Capital    18,211,949           12,768,434
 Accumulated Deficit          ( 9,265,088)        (  7,904,236)

TOTAL STOCKHOLDERS' EQUITY      8,960,286            4,888,925

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY       $ 13,593,369        $   9,126,430

The Accompanying Notes are an Integral Part of the Financial
Statements.

     OILEX, INC.
     STATEMENTS OF OPERATIONS (UNAUDITED)




                   For the Quarter Ended      For The Nine Months
                         Sept 30,                   Sept 30,

                     1997       1996              1997       1996

REVENUES
 Oil and Gas Sales $  59,137  $     3,585    $ 124,853  $   8,315
 Other                11,299           -        33,936         -
     Total Revenues   70,436        3,585      158,789      8,315

EXPENSES
 Lease Operating     128,693       42,871      808,141     69,627
 General and
  Administrative     547,739      144,844      809,279    920,106
 Interest Expense     63,887        5,502       73,647     16,506
 Depreciation, Depletion
  and Amortization    15,431        7,554       28,574     17,520

Total Expenses       755,750      200,771    1,519,841  1,023,759

LOSS BEFORE PROVISION FOR
 INCOME TAXES      ( 685,314)    (197,186) (1,360,852)(1,015,444)

PROVISION FOR
 INCOME TAXES             -            -              -       -

NET LOSS          $( 685,314)   $(197,186) (1,360,852)(1,015,444)

LOSS PER COMMON
 SHARE            $(     .02)   $(    .01)   $(   .04)   $( .04)




The Accompanying Notes are an Integral Part of the Financial
Statements.

     OILEX, INC.
     STATEMENT OF CASH FLOWS (UNAUDITED)

                                     For The Nine Months Ended
                                          Sept 30,
                                           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                        $(1,360,852)
Adjustments to Reconcile Net Loss to Net
 Cash Provided (Used) by Operating Activities:
     Common Stock Cancelled for Services
      Not Performed                   (  100,000)
     Common Stock Issued for Services     12,500
     Depreciation, Depletion and
      Amortization                        28,574
Changes in Certain Assets and Liabilities:
     Increase in Due from Related
       Parties                      (    214,254)
     Increase in Prepaid Expenses         11,503
     Increase in Accounts Payable and
      Accrued Expenses                   156,542
     Increase in Amounts Due for Oil and
      Gas Properties                     130,000
     Increase in Due to Related Parties  738,389
     Increase in other receivables          (116,500)
Net Cash Provided (Used) by Operating ----------
 Activities                             (714,098)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in Oil and Gas Properties (132,500)
     Purchase of Marketable Securities  (200,000)
     Increase in Deferred Tax Liability       -
     Purchase of Furniture and Equipment (67,120)
                                         -------
     Net Cash Provided (Used) By Investing
      Activities                        (399,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Retirement of Treasury Stock       (    350)
     Cancellation of Preferred Stock          -
     Issuance of convertible notes     1,124,709
                                       ---------
  Net cash provided by financing
   Activities                          1,124,359
                                       ---------
Net Increase (Decrease) in Cash and
   Cash Equivalents                       10,641

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                     14,630

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                         $ 25,271

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

     OILEX, INC.
     NOTES TO FINANCIAL STATEMENTS
     SEPT 30, 1997


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

          (g)  Fair Value of Financial Instruments

     The Company's financial instruments consist of cash, accounts receivable and accounts payable. The carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of bonds payable was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of bonds payable approximates the carrying amounts as of Sept 30, 1997.

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

          (j)  Loss Per Share

     Loss per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Weighted average common shares outstanding were 32,425,823 and 18,079,703 at Sept 30, 1997 and 1996, respectively. Average common equivalent shares outstanding have not been included, as the computation would be dilutive.

NOTE 3 -       BONDS PAYABLE

     Bonds payable consisted of the following at:
                                      Sept 30,    December 31,
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

          b) The Company is currently in dispute with a corporation owned by certain stockholders of the Company. These stockholders were formerly part of the management team of the Company. They contend that the Company owes this corporation approximately $141,000 on a demand note. The Company believes and has recorded a related liability of $35,484 as of Sept 30, 1997. The liability is included in due to related parties. The amount in dispute is related to certain general and administrative expense reimbursements. Although no lawsuit has been filed, management intends to vigorously defend its position in this matter should a lawsuit arise. It believes that the amounts recorded in its financial statements at Sept 30, 1997, for this liability is correct and accurate. Accordingly, no provision has been made for the disputed difference herein.

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

     OILEX, INC.
     STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
     FOR THE PERIOD FROM JANUARY 1, 1997 TO JUNE 30, 1997

                                   Common Stock           Paid-in
   Accumulated
                                   Shares      Amount     Capital
   Deficit       Total

Balance at December 31, 1996       24,726,775   24,727
12,768,434  (7,904,236) 4,888,925

Common Stock Issued in Exchange
 for Oil and Gas Properties         3,000,000    3,000
1,497,000         -   1,500,000

Common Stock Issued for Personal
 Services                              25,000       25
12,475         -      12,500

Common Stock Issued for Personal
 Services (Refunded)                ( 200,000) (   200)   (
99,800)        -   (100,000)

Common Stock Issued for Conversion
 of Subordinated Bonds                436,000      436
132,627         -     133,063

Retirement of Treasury Stock        ( 350,000) (   350)
-          -   (    350)

Common Stock Issued for Conversion
 of Amount Due for Oil and Gas
 Properties to Common Stock         1,125,000    1,125
923,875         -     925,000

Common Stock Issued for Conversion
 of Amount Due to Related Parties
 to Common Stock                    1,500,000    1,500
748,500         -     750,000

Common Stock Issued for Investment
 in Oil Retrieval Services          3,000,000    3,000
2,197,000         -   2,200,000

Common Stock Issued for Conversion
 of Debentures                        162,266      162
31,838         -      32,000


Net Loss for the Period from
 January 1, 1997 to June 30, 1997          -        -
-   ( 675,538) (675,538)
                                   33,425,041  $33,425
$18,211,949 (9,100,088) 9,145,286

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the third quarter, the Company issued $1,375,000 in debentures, $40,000 worth of which were repaid during quarter by conversion to common stock of the Company (162,266 shares). A copy of the debenture agreement is attached as an exhibit.

     The Company also acquired an option to purchase 40% of the common stock controlled by Rife Oil Company in Titan Energy, Inc., a publicly traded company, in exchange for $3.50 per share acquired, payable in either cash or stock of the Company (Oilex).

     The Company also purchase, for its own account as a marketable security, $200,000 of Titan Energy stock on the open market.

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


November 20, 1997


         OILEX, INC.
        (Registrant)
        By:   /s/ Oliver Timmins III
        Oliver Timmins III, President

                                 DEBENTURE

     THE SECURITIES REPRESENTED HEREBY HAVE NOT BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), AND MAY NOT BE OFFERED OR SOLD IN THE UNITED STATES (AS DEFINED IN REGULATION S UNDER THE ACT) OR TO, OR FOR THE ACCOUNT OR BENEFIT OF U.S. PERSONS (AS DEFINED IN REGULATION S UNDER THE ACT) EXCEPT PURSUANT TO REGISTRATION UNDER THE ACT OR AN EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE ACT AND APPLICABLE STATE SECURITIES LAWS.


No._______________
US $250,000

                               OILEX , INC.

          12% SERIES A SENIOR SUBORDINATED CONVERTIBLE REDEEMABLE
                       DEBENTURE DUE JULY 31, 1998

     THIS DEBENTURE is one of a duly authorized issue of Debentures of Oilex , Inc., a corporation duly organized and existing under the laws of Texas (the "Company") designated as its 12% Series A Senior Subordinated Convertible Redeemable Debentures Due July 31, 1998, in an aggregate principal face amount not exceeding One Million, Three Hundred Seventy-Five Thousand Dollars (US $1,375,000) which Debentures are being purchased at 80% of the face amount of such Debentures.

     FOR VALUE RECEIVED, the Company promises to pay to  Austost
 Anstalt   Schaan , the registered holder hereof and its
successors and assigns (the "Holder") the principal face sum of Two Hundred Fifty Thousand Dollars (US $250,000) on July 31, 1998 (the "Maturity Date"), and to pay interest on the principle sum outstanding, at the rate of 12% per annum due and payable quarterly commencing _______________, 1997 pursuant to paragraph 4(b) herein and pursuant to the terms and conditions of the Subscription Agreement dated as of July 24, 1997 between the
Company and  Austost   Anstalt   Schaan  (the "Subscription
Agreement"). Accrual of interest shall commence on the date hereof and shall continue until payment in full of the outstanding principal sum has been made or duly provided for.
The interest so payable will be paid to the person in whose name this Debenture (or one or more predecessor Debentures) is registered on the records of the Company regarding registration and transfers of the Debentures (the "Debenture Register"); provided, however, that the Company's obligation to a transferee of this Debenture arises only if such transfer, sale or other disposition is made in accordance with the terms and conditions of the Subscription Agreement. The principle of, and interest (with the exception of the prepaid interest set forth in Section 4(b) herein) on, this Debenture are payable in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts, at the address last appearing on the Debenture Register of the Company as designated in writing delivered to the Company by the Holder hereof from time to time. The Company will pay the outstanding principal due upon this Debenture before or on the Maturity Date, less any amounts required by law to be deducted or withheld, to the Holder of this Debenture no later than the tenth
(10th) day prior to the Maturity Date by check or on the Maturity Date by wire transfer and addressed to such Holder at the last address appearing on the Debenture Register. The forwarding of such check or wire transfer shall constitute a payment of outstanding principal hereunder and shall satisfy and discharge the liability for principal on this Debenture to the extent of the sum represented by such check or wire transfer plus any amounts so deducted. Interest shall be payable in Common Stock (as defined below) pursuant to paragraph 4(b) herein.

     This Debenture is subject to the following additional provisions:

     1. The Debentures are issuable in denominations of Ten Thousand Dollars (US$10,000) and integral multiples thereof. The Debentures are exchangeable for an equal aggregate principal amount of Debentures of different authorized demoninations , as requested by the Holders surrendering the same but not less than U.S. $10,000. No service charge will be made for such registration or transfer or exchange, except that transferee shall pay any tax or other governmental charges payable in connection therewith.

     2. The Company shall be entitled to withhold from all payments of principal of, and interest on, this Debenture any amounts required to be withheld under the applicable provisions of the United States income tax or other applicable laws at the time of such payments.

     3. This Debenture has been issued subject to investment representations of the original purchaser hereof and may be transferred or exchanged in the U.S. only in compliance with the Securities Act of 1933, as amended (the Act ) and applicable state securities laws. Prior to due presentment for transfer of this Debenture, the Company and any agent of the Company may treat the person in whose name this Debenture is duly registered on the Company s Debenture Register as the owner hereof for the purpose of receiving payment as herein provided and for all other purposes, whether or not this Debenture be overdue, and neither the Company nor any such agent shall be affected or bound by notice to the contrary. Any holder of this Debenture, electing to exercise the right of conversion set forth in Section 4(a) hereof, in addition to the requirements set forth in Section 4(a), and any prospective transferee of the Debenture, is also required to give the Company (I) written confirmation that it is not a U.S. Person and the Debenture is not being converted on behalf of a U.S. Person ( Notice of Conversion ) or (ii) an opinion of U.S. counsel to the effect that the Debenture and shares of common stock issuable upon conversion or transfer thereof have been registered under the 1933 Act or are exempt from such registration. In the event a Notice of Conversion or opinion of counsel is not provided the Holder hereof will not be entitled to exercise the right to convert or transfer the Debentures.

     4. (a) The Holder of this Debenture is entitled, at its option, at any time commencing 45 days after closing of the Offering hereof to convert all or any amount over $10,000 of the principal face amount of this Debenture then outstanding into shares of common stock, $0.001 par value per share, of the Company (the Common Stock ), at a conversion price for each share of Common Stock equal to the lower of (a) 80% of the closing bid price of the Common Stock for the business day immediately preceding the date of receipt by the Company of notice of conversion or (b) 80% of the average of the closing bid price of the Common Stock for the five (5) business days trading day immediately preceding the closing date ( Conversion Shares ) as reported by the National Association of Securities Dealers
( NASDAQ ) (the Conversion Price ). If the number of resultant
Conversion Shares would as a matter of law or pursuant to regulatory authority require the Company to seek shareholder approval of such issuance, the Company shall, as soon as practicable, take the necessary steps to seek such approval. If such approval is not received within 45 days then Company shall be required to redeem the Debenture pursuant to paragraph 4 herein. Such conversion shall be effectuated by surrendering the Debentures to be converted (with a copy, by facsimile or courier, to the Company) to the Company with the form of conversion notice attached hereto as Exhibit I, executed by the Holder of the Debenture evidencing such Holder s intention to covert this Debenture or a specified portion (as above provided) hereof, and accompanied by proper assignment hereof in blank. Accrued by unpaid interest shall be subject to conversion. No fractional shares or script representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. The transferee or issuer shall execute such investment representations or other documents as are respectively required by counsel in order to ascertain the available registration exemption. The date on which notice of conversion is given shall be deemed to be the date on which the Holder has delivered this Debenture, with the assignment and conversion notice duly executed, to the Company or, if earlier, the date set forth in such notice of conversion if the Debenture is received by the Company within five (5) business days thereafter. The transferee or issuer shall execute such investment representations or other documents as are reasonably required by counsel in order to ascertain the available registration exemption.

          (b) Interest at the rate of 12% per annum shall be payable in advance, quarterly commencing ____________, 1997. However, at Closing , the Company shall prepay the first 3 months interest by issuing in Common Stock of the Company as follows:
Based on the average closing bid prices of the Common Stock for the last 5 consecutive trading days prior to Closing ( Market Price ) the Company shall issue to the Holder shares of Common Stock in an amount equal to the total monthly interest accrued and due divided by 80% of the Market Price (the Interest
Shares ). Common Stock issued pursuant hereto shall be issued pursuant to Regulation S or other applicable exemption to federal and state securities laws in accordance with the terms of the Subscription Agreement. Thereafter, commencing 91 days after Closing the Company shall pay interest on a quarterly basis in cash (or Common Stock, based on the above formula, at the Company s option).

               At any time on of after 90 days the Company shall have the option to pay to the Holder 120% of the principal amount of the Debenture, in full, to the extent conversion has not occurred pursuant to paragraph 4(a) herein, or prepay upon maturity if the Debenture is not converted, the Company shall give the Holder 5 days written notice and the Holder shall have the option to convert the Debenture or any part thereof into shares of Common Stock at a conversion price equal to the average of the closing bid price of the Common Stock for the 5 consecutive trading days prior to the date of such conversion or accept the cash repayment. Any shares issued pursuant to the options shall be issued pursuant to Regulation S or a Registration Statement. Payment hereunder shall be made within 3 business days.

     5. No provision of this Debenture shall alter or impair the obligation of the Company, which is absolute and unconditional, to pay the principal of, and interest on, this Debenture at the time, place, and rate, and in the coin currency, herein prescribed.

     6. The Company hereby expressly waives demand and presentment for payment notice of nonpayment, protest, notice of protest, notice of dishonor, notice of acceleration or intent to accelerate, bringing of suit and diligence in taking any action to collect amounts called for hereunder and shall be directly and primarily liable for the payment of all sums owing and to be owing hereon, regardless of and, without any notice, diligence, act or omission as or with respect to the collection of any amount called for hereunder.

     7. The Company agrees to any all costs and expenses, including reasonable attorneys fees, which may be incurred by the Holder in collecting any amount due under this Debenture.

     8. If one or more of the following described Events of Default shall occur (and shall not be caused by misrepresentation or omission by Holder in Holders Subscription
Agreement) and continue for 30 days unless a differed period is otherwise stated below:

          (a) The Company shall default in the payment of principal or interest on this Debenture; or

          (b) Any of the representations or warranties made by the Company herein, in the Subscription Agreement, or in any certificate or financial or other written statements heretofore or hereafter furnished by or on behalf of the Company in connection with the execution and delivery of this Debenture or the Subscription Agreement shall be false or misleading in any material respect at the time made; or

          The Company shall fail to perform or observe, in any material respect, any other covenant, term, provision, condition, agreement or obligation of the Company under this Debenture [and such failure shall continue uncured for a period of thirty (30) days after notice from the Holder of such failure]; or

          (d) The Company shall (1) become insolvent; (2) admit in writing its liability to pay its debts generally as they mature; (3) make an assignment for the benefit of creditors or commence proceedings for its dissolution; or (4) apply for or consent to the appointment of a trustee, liquidator or receiver for its or for a substantial part of its property or business; or

          (e) A trustee, liquidator or receiver shall be appointed for the Company or for a substantial part of its property or business without its consent and shall not be discharged within thirty (30) days after such appointment; or

          (f) Any governmental agency or any court of competent jurisdiction at the instance of any governmental agency shall assume custody or control of the whole or any substantial portion of the properties or assets of the Company and shall not be dismissed within thirty (30) days thereafter; or

          (g) Any money judgment, writ or warrant of attachment, or similar process, in excess of One Hundred Thousand ($100,000) Dollars in the aggregate shall be entered or filed against the Company or any of its properties or other assets and shall remain unpaid, unvacated , unbonded or unstayed for a period of fifteen (15) days or in any event later than five (5) days prior to the date of any proposed sale thereunder; or

          (h) Bankruptcy, reorganization, insolvency or liquidation proceedings or other proceedings for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Company and, if instituted against the Company, shall not be dismissed within thirty (30) days after such instruction of the Company shall be any action or answer approved of, consent to, or acquiesce in any such proceedings or admit the material allegations of, or default in answering a petition filed in any such proceeding; or

          (I) The Company shall have its Common Stock delisted from the over-the-counter market.

          (j) The Company shall fail to issue the Common Stock within seven (7) business days pursuant to paragraph 4 herein and as permitted by then current SEC guidelines for this type of offering without a restrictive legend.

Then, or at any time thereafter, and in each and every such case, unless such Event of Default shall have been waived in writing by the Holder (which waiver shall not be deemed to be a waiver of any subsequent default) at the option of the Holder and in the Holder s sole discretion, the Holder may consider this Debenture immediately due and payable, without presentment, demand, protest or (further) notice of any kind (other than notice of acceleration), all of which are hereby expressly waived, anything herein or in any note or other instruments contained to the contrary notwithstanding, and the Holder may immediately, and without expiration of any period of grace, enforce any and all of the Holder s rights and remedies provided herein or any other rights or remedies afforded by law.

     9. (a) This Debenture represents a secured obligation of the Company and only the Company pursuant to paragraph 9(b) herein. However, no recourse shall be had for the payment of the principal of, or the interest on, this Debenture, or for any claim based hereon, or otherwise in respect hereof, against any subsidiary or incorporator, shareholder, officer or director, as such past, present, or future of the Company or any successor corporation, whether by virtue of any constitution, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise, all such liability being, by the acceptance hereof and as part of the consideration for the issue hereof, expressly waived and released.

          (b) Company shall contemporaneously with the issuance of this Debenture grant the Holder a first lien against the assets described in Exhibit B. All Holders of the Debentures shall have equal priority in such lien, regardless of the time of their purchase.

     10. The Holder of this Debenture, by acceptance hereof, agrees that this Debenture is being acquired for investment and that such Holder will not offer, sell or otherwise dispose of this Debenture or the Shares of Common Stock issuable upon exercise thereof except under circumstances will not result in a violation of the Act or any applicable state Blue Sky law or similar laws relating to the sale of securities.

     11. In case any provision of this Debenture is held by a court of competent jurisdiction to be excessive in scope or otherwise invalid or unenforceable, such provision shall be adjusted rather than voided, if possible, so that it is enforceable to the maximum extent possible, and the validity and enforceability of the remaining provisions of this Debenture will not in any way be affected or impaired thereby.

     12. This Debenture and the agreements referred to in this Debenture constitute the full and entire understanding and agreement between the Company and the Holder with respect to the subject hereof. Neither this Debenture nor any term hereof may be amended, waived, discharged or terminated other than by a written instrument signed by the Company and the Holder.

     13. This Debenture shall be governed by and construed in accordance with the laws of New York. Holder hereby waives trial by jury and consents to exclusive jurisdiction and venture in the State of New York.

     14.  Any controversy or claim relating to this Agreement
( Arbitrable Dispute ) shall be settled by arbitration in accordance with the Commercial Arbitration rules of the American Arbitration Association (the AAA ) as such rules may be modified herein or as otherwise agreed by the parties in controversy. The forum for arbitration shall be New York, New York. Broker agrees to submit to the jurisdiction of the New York Courts for purposes of confirming any award.

     15. As set forth herein, the Company shall use all reasonable efforts to issue and deliver, with seven (7) business days after the Holder has fulfilled all conditions and submitted all necessary documents duly executed and in proper form required for conversion (the Deadline ), to the Holder or any part receiving a Debenture by transfer from the Holder (together, a
 Holder ), at the address of the Holder on the books of the Company, a certificate or certificates for the number of Shares of Common Stock to which the Holder shall be entitled. It is understood by both parties that such certificates must comply with the then enacted SEC regulations governing this transaction. The Company understands that a delay in the issuance of the Shares of Common Stock beyond the Deadline could result in economic loss to the Holder. As compensation to the Holder for such loss, the Company agrees to pay as liquidated damages to the Holder for late issuance of Shares (not resulting from causes out of Company s control) upon conversion in accordance with the following schedule (where no. Business Days Late is defined as the number of business days beyond ten (10) business days from the date of receipt by the Company and the transfer agent of a Notice of Conversion of all necessary documentation duly executed and in proper form required for conversion, including the original Debenture to be converted, all in accordance with the Debenture, Subscription Agreement and the requirement of the transfer agent):


                                   Liquidated Damages per
     No. Business Days Late             $100,000 of Debenture

          1                             $500
          2                             $1,000
          3                             $1,500
          4                             $2,000
          5                             $2,500
          6                             $3,000
          7                             $3,500
          8                             $4,000
          9                             $4,500
          10                            $5,000
          10                            $5,000 + $1,000 each
                                        Business Day Late beyond
                                            10 days

     The Company shall pay the Holder any liquidated damages incurred under this Section by check upon the earlier to occur of
(I) issuance of the Shares to the Holder or (ii) each monthly anniversary of the receipt of the Company of such Holder s Notice of Conversion.

     The Company shall at all times reserve and have available all Common Stock necessary to meet conversion of the Debentures by all Holders of the entire amount of Debentures then outstanding. If, at any time Holder submits a Notice of Conversion and the Company does not have sufficient authorized by unissued shares of Common Stock available to effect, in full, a conversion of the Debentures (a Conversion Default , the date of such default being referred to herein as the Conversion Default Date ), the Company shall issue to the Holder all of the shares of Common Stock which are available, and the Notice of Conversion as to any Debentures requested to be converted by not converted (the Unconverted Debentures ), upon Holder s sole option, may be deemed null and void. The Company shall provide notice of such Conversion Default ( Notice of Conversion Default ) to all existing Holders of outstanding Debentures, by facsimile, within one (1) business day of such default (with the original delivered by overnight or two day courier) and the Holder shall give notice to the Company by facsimile within five (5) business days of receipt of the original Notice of Conversion Default (with the original delivered by overnight or two day courier) of its election to either nullify or confirm the Notice of Conversion.

     The Company agrees to pay to all Holders of outstanding Debentures, as liquidated damages, payments for a Conversion Default ( Conversion Default Payments ) in the amount of (N/365) x (.24) x the initial issuance price of the outstanding and/or tendered but not converted Debentures held by each Holder where N = the number of days from the Conversion Default Date to the date (the Authorization Date ) that the Company authorizes a sufficient number of shares of Common Stock to effect conversion of all remaining Debentures. The Company shall send notice
( Authorization Notice ) to each Holder of outstanding Debentures that additional shares of Common Stock have been authorized, the Authorization Date and the amount of Holder s accrued Conversion Default Payments. The accrued Conversion Default shall be paid in cash or shall be convertible into Common Stock at the Conversion Rate, at the Holder s option, payable as follows: Ii) in the event Holder elects to take such payment in cash, cash payments shall be made to such Holder of outstanding Debentures by the fifth day of the following calendar month, or (ii) in the event Holder elects to take such payment in stock, the Holder may convert such payment amount into Common Stock at the conversion rate set forth in Section 4(a) at anytime after the 5t h day of the calendar month following the month in which the Authorization Notice was received, until the maturity date.


     IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed by an officer thereunto duly authorized.

Dated:____________________

                              OILEX, INC.


                              By:___________________________

                              Title:__________________________




[ARTICLE] 5

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               SEP-30-1996
[CASH]                                           25271
[SECURITIES]                                   2200000
[RECEIVABLES]                                   406683
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                431954
[PP&E]                                        10797286
[DEPRECIATION]                                   90182
[TOTAL-ASSETS]                                13593369
[CURRENT-LIABILITIES]                          1581083
[BONDS]                                         154848
[COMMON]                                         33425
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                  13593369
[SALES]                                         158789
[TOTAL-REVENUES]                                158789
[CGS]                                                0
[TOTAL-COSTS]                                  1519641
[OTHER-EXPENSES]                               1445994
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                               73647
[INCOME-PRETAX]                              (1360852)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (1360852)
[EPS-PRIMARY]                                    (.04)
[EPS-DILUTED]                                    (.04)